Form 10QSB
period 2006-06-30
Chino Commercial Bancorp
filed 2006-08-11
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

CHINO COMMERCIAL BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA	NO. 20-4797048
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

14345 Pipeline Avenue, Chino, California	91710-5642
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (909) 393-8880

Not applicable
(Former name or former address, if changed in the last fiscal year)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 1, 2006, there were 825,953 shares of Chino Commercial Bancorp Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Chino Commercial Bancorp
June 30, 2006

CHINO COMMERCIAL BANK  N. A.
STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS:
Cash and Due from Banks	$5,218,760	$5,328,842
Federal Funds Sold	9,155,000	11,370,000
Cash and Cash equivalents	14,373,760	16,698,842
Interest-bearing deposits at banks	7,122,000	6,030,000
Investment Securities available for sale	15,105,602	16,311,377
Investment Securities held to maturity (fair value approximates $5,180,028 at June 30, 2006 and $5,764,134 at December 31, 2005)	5,369,702	5,850,687
Federal Reserve Bank stock, at cost	159,600	159,600
Federal Home Loan Bank stock, at cost	407,100	362,600
Pacific Coast Bankers’ Bank stock, at cost	50,000	50,000
Total investments	28,214,004	28,764,264
Loans
Construction	3,369,860	2,790,712
Real estate	33,939,533	30,444,344
Commercial	8,962,174	8,295,573
Farm/Agriculture	322,712	330,920
Installment	313,725	633,504
Unearned fees and discounts	(145,827)	(144,106)
Allowance for loan losses	(572,390)	(544,140)
Total Loans	46,189,787	41,806,807
Fixed Assets, net	2,302,120	1,936,168
Accrued Interest Receivable	354,067	314,849
Prepaid & Other Assets	1,880,786	1,811,979
Total Assets	$93,314,524	$91,332,909
LIABILITIES:
Deposits
Non-interest Bearing	$59,484,320	$62,610,963
Interest Bearing
Money market	21,280,312	16,793,824
Savings	1,144,417	913,249
Time deposits of $100,000 or greater, due in one year	1,920,629	2,216,104
Time deposits less than $100,000, due in one year	1,519,075	1,487,803
Total Deposits	85,348,753	84,021,943
Accrued Interest Payable	29,079	28,858
Accrued Expenses & Other Payables	693,304	588,068
Total Liabilities	86,071,136	84,638,869
STOCKHOLDERS’ EQUITY
Common Stock, authorized 10,000,000 shares with a par value of $3.33 per share; issued and outstanding 825,953 shares and 818,453 shares at June 30, 2006 and December 31, 2005, respectively	2,753,205	2,728,230
Additional paid-in capital	2,623,798	2,590,600
Retained earnings	2,039,991	1,497,818
Accumulated other comprehensive loss	(173,606)	(122,608)
Total Equity	7,243,388	6,694,040
Total Liabilities & Equity	$93,314,524	$91,332,909

See accompanying notes to the financial statements.

CHINO COMMERCIAL BANK, N. A.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ending		For the six months ending
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Interest Income - Securities	$304,404	$232,747	$597,278	$454,307
Interest Income - Fed Funds	108,702	74,553	186,576	134,705
Interest and fee income on Loans	865,034	751,245	1,676,213	1,399,819
Total Interest Income	1,278,140	1,058,545	2,460,067	1,988,831
Interest Expense
Interest Expense - Deposits	115,678	59,528	195,584	109,076
Interest Expense - Other Borrowings	300		600
Total Interest Expense	115,978	59,528	196,184	109,076
Net interest income	1,162,162	999,017	2,263,883	1,879,755
Provision for loan losses	19,500	36,350	28,250	53,418
Net interest income after provision for loan losses	1,142,662	962,667	2,235,633	1,826,337
Non-interest income
Service Charges on Deposit Accounts	134,926	111,600	263,874	220,535
Other miscellaneous fee income	4,793	2,467	7,921	4,162
Income from Mortgage Banking	1,740	11,479	1,740	17,697
Income from Bank Owned Life Insurance	15,504	15,656	30,185	31,473
Total Non-interest income	156,963	141,202	303,720	273,867
General & Administrative Expenses
Salaries & Benefits	433,195	383,045	842,373	717,541
Occupancy & Equipment	97,314	64,093	201,953	127,112
Data & Item Processing	61,753	53,912	122,711	104,782
Advertising & Marketing	25,529	34,227	39,978	59,799
Audit & Professional fees	45,541	45,326	89,363	95,271
Insurance	6,196	5,982	12,340	11,964
Directors’ fees and expenses	22,285	19,252	44,356	37,807
Other expenses	152,326	178,552	294,303	337,140
Total general & administrative expenses	844,139	784,389	1,647,377	1,491,416
Income before income tax expense	455,486	319,480	891,976	608,788
Income tax expense	177,844	123,850	349,803	236,091
Total income	$277,642	$195,630	$542,173	$372,697
Basic Earnings per share	$0.34	$0.24	$0.66	$0.46
Diluted Earnings per share	$0.31	$0.22	$0.61	$0.42

See accompanying notes to the financial statements.

CHINO COMMERCIAL BANK
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balance at December 31, 2004	818,453	$2,728,230	$2,590,600	$612,645	$(30,181)	$5,901,294

Comprehensive income:
Net income				885,173		885,173
Change in unrealized loss on securities available for sale, net of tax					(92,427)	(92,427)
Total comprehensive income						792,746
Balance at December 31, 2005	818,453	2,728,230	2,590,600	1,497,818	(122,608)	6,694,040

Comprehensive income:
Net income				542,173		542,173
Change in unrealized loss on securities available for sale, net of tax					(50,998)	(50,998)
Total comprehensive income						491,175
Exercise of stock options	7,500	24,975	25,050			50,025
Stock based compensation			8,148			8,148
Balance at June 30, 2006 (unaudited)	825,953	$2,753,205	$2,623,798	$2,039,991	$(173,606)	$7,243,388

See accompanying notes to the financial statements.

CHINO COMMERCIAL BANK, N.A.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ending
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$542,173	$372,697
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	28,250	53,418
Depreciation and amortization	102,339	58,897
Net accretion/amortization of (discounts) premiums on investment securities available for cash	(2,182)	23,689
Amortization of deferred loan fees	(47,083)	(75,549)
Amortization of stock option expense	8,148
Net changes in:
Accrued interest receivable	(39,218)	(13,613)
Other assets	(68,807)	(16,693)
Accrued interest payable	221	13,537
Other liabilities	105,236	854
Net cash provided by operating activities	629,077	417,237

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale investment securities:
Purchases	(1,400,000)	(1,495,980)
Repayments and calls	2,607,670	1,607,247
Activity in held to maturity investment securities:
Purchases		(1,951,275)
Repayments and calls	479,078	997,029
Purchase of interest-bearing deposits in other banks	(6,649,000)	(749,000)
Redemption of interest-bearing deposits with banks	5,557,000	1,689,000
Purchase of stock investments, restricted	(44,500)	(71,500)
Loan purchases		(508,612)
Loan participations sold	1,618,261
Loan originations and principal collections, net	(6,031,212)	(1,844,330)
Purchase of land for branch site		(639,150)
Purchase of premise and equipment	(468,291)	(111,999)
Net cash provided by investment activities	(4,330,994)	(3,078,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,326,810	22,962,528
Proceeds from the exercise of stock options	50,025
Net cash provided by financing activities	1,376,835	22,962,528
Net increase in cash and cash equivalents	(2,325,082)	20,301,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,698,842	13,299,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,373,760	$33,600,883

SUPPLEMENTARY INFORMATION
Interest paid	$195,364	$95,540
Income taxes paid	$517,000	394,300

See accompanying notes to the financial statements.

CHINO COMMERCIAL BANK, N.A.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1) One Bank Holding Company Reorganization.

On March 2, 2006, Chino Commercial Bancorp was incorporated for the purpose of acquiring Chino Commercial Bank, N.A. (the “Bank”).    Effective June 30, 2006, Chino Commercial Bancorp acquired all of the outstanding stock of the Bank pursuant to a Plan of Reorganization, dated March 16, 2006, between Chino Commercial Bancorp and the Bank (the “Reorganization”).  Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of Chino Commercial Bancorp, no par value, on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, Chino Commercial Bancorp became the holding company for the Bank, and the shareholders of the Bank became the shareholders of Chino Commercial Bancorp.   Prior to the Reorganization, Chino Commercial Bancorp did not engage in any business.  The financial statements presented herein are solely for Chino Commercial Bank since the Reorganization was not effective until the end of the June 30, 2006 reporting period and since Chino Commercial Bancorp conducted no operations prior thereto.

(2) Summary of Accounting Policies

Basis of Presentation: The accompanying unaudited balance sheets of Chino Commercial Bank, N.A. (the “Bank”)and the related unaudited statements of operations, stockholders’ equity and cash flows for the three  and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.  They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements.  In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification.  See Note 2 of the Bank’s 2005 Annual Report on Form 10-KSB for a summary of significant accounting policies.

Recently Issued Accounting Standards:  On November 3, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for the fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are currently evaluating the potential impact of this interpretation.

Effective January 1, 2006, the Bank began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Stock-based compensation expense amount recorded was $4,074 and $8,148 for the three and six months ended June 30, 2006. The Bank selected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Bank.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Bank uses the following input variables as of the grant date, to arrive at the fair value of stock options:

1)                                      Grant date

2)                                      Options granted

3)                                      Exercise price

4)                                      Stock price on date of grant

5)                                      Expected dividend rate

6)                                      Expected volatility (based on historical volatility of the Bank’s stock)

7)                                      Risk free interest rate on grant date

8)                                      Expected term

9)                                      Expected forfeiture rate

Prior to January 1, 2006, the Bank accounted for its stock options under the recognition and measurement principles of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Bank had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Reported net earnings	$195,630	$372,697
Stock-based employee compensation expense, net of related tax effects	2,903	5,806
Pro forma net earnings	$192,727	$366,891
Reported basic net earnings per share	$0.24	$0.46
Reported diluted net earnings per share	$0.24	$0.45
Pro forma basic net earnings per share	$0.22	$0.42
Pro forma diluted net earnings per share	$0.22	$0.42

(3) Earnings per share

Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

	Earnings per share Calculation For the Three Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$277,642	823,453	$0.34	$195,630	818,453	$0.24

Effect of dilutive shares:
assumed exercise of outstanding options	—	65,706	$(0.03)	—	65,580	$(0.02)

Diluted earnings per share	$277,642	889,159	$0.31	$195,630	884,033	$0.22

	Earnings per share Calculation For the Six Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$542,173	820,953	$0.66	$372,697	818,453	$0.46

Effect of dilutive shares:
assumed exercise of outstanding options	—	67,058	$(0.05)	—	64,997	$(0.04)

Diluted earnings per share	$264,531	888,011	$0.61	$372,697	883,450	$0.42

(4) Stock Option Plan

Under the Bank’s stock option plan, the Bank may grant incentive stock options and non-qualified stock options to its directors, officers and employees. Incentive options begin vesting after one year from the date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of grant, and 25% per year beginning on the first anniversary of the date of grant. All options expire 10 years after date of grant.

There were no options granted during the six months ending June 30, 2006 and 2005.

(5) Off-Balance-Sheet Commitments

The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant loans, unadvanced lines of credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2006 and December 31, 2005, the Bank had $7.9 million and $8.8 million, respectively, of off-balance sheet commitments to extend credit.  These commitments represent a credit risk to the Bank.  At June 30, 2006 and December 31, 2005, the Bank had unadvanced lines of credit of $315,300.

Commitments to grant loans are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, income-producing commercial properties, residential properties, and properties under construction.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Chino Commercial Bancorp is the holding company for Chino Commercial Bank, N.A. headquartered in Chino, California.  Effective June 30, 2006, Chino Commercial Bancorp acquired all of the outstanding shares of the Bank pursuant to a Plan of Reorganization dated March 16, 2006.  Since the Reorganization was not effective until the end of the June 30, 2006 reporting period, and since Chino Commercial Bancorp conducted no operations prior thereto, this discussion presents Management’s analysis of the results of operations of the Bank only for the three and six months ended June 30, 2006 and 2005, and the financial condition of the Bank as of June 30, 2006 and December 31, 2005.   The discussion should be read in conjunction with the financial statements of the Bank and the notes related thereto presented elsewhere herein.

Forward Looking Information

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Chino Commercial Bank could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Bank has no control); other factors affecting the Bank’s operations, markets, products and services; and other risks detailed in this Form 10-QSB and in the Bank’s other reports filed with the Comptroller of the Currency pursuant to the rules and regulations of the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Bank’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Bank’s financial statements are appropriate given the factual circumstances as of June 30, 2006.

Various elements of the Bank’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Bank’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Bank’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Bank’s financial statements.  This policy relates to the methodology that determines the allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at June 30, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Comparison of Financial Condition at June 30, 2006 and December 31, 2005-Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations

For the three months ended June 30, 2006, the Bank posted net income of $277,542 or $0.31 per diluted share as compared to a net income of $195,630 or $0.22 per diluted share for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Bank posted net income of $542,173 or $0.61 per diluted share as compared to a net income of $372,697 or $0.42 per diluted share for the six months ended June 30, 2005.  The Bank’s net income improved by 41.93% in the second quarter of 2006 as compared to the same period in 2005 and improved by 45.47% for the six months ended June 30, 2006 as compared to the same period in 2005.  The annualized return on average equity was 15.53% and the annualized return on average assets was 1.22% for the quarter ended June 30, 2006 compared to a 12.66% return on average equity and a 0.96% return on average assets for the quarter ended June 30, 2005.   The annualized return on average equity was 15.46% and the annualized return on average assets was 1.22% for the six months ended June 30, 2006 compared to a 12.20% return on average equity and a 0.93% return on average assets for the six months ended June 30, 2005.  The increase in the return on average assets is attributable to the increase on the yield on the earning assets along with the growth in average loan balances for the period ending June 30, 2006.

The Bank’s continued growth is reflected in average interest-earning assets increasing by $7.8 million or 10.4% to $82.9 million with average interest-bearing liabilities increasing by $8.3 million or 50.0% to $25.0 million yielding a net interest margin of 5.61% or a 29 basis point increase for the three months ended June 30, 2006.  For the six months ended June 30, 2006, average interest-earning assets increased $6.8 million or 9.2% to $80.5 million with average interest-bearing liabilities increasing by $7.7 million or 48.2% to $23.6 million yielding a net interest margin of 5.62% or a 52 basis point increase.

The Provision for Loan Losses was $19,500 for the three months ended June 30, 2006 as compared to $36,350 for the three months ended June 30, 2005. The Provision for Loan Losses decreased by $25,168 to $28,250 for the six months ended June 30, 2006 as compared to $53,418 for the six months ended June 30, 2005.  The decline is indicative of a seasoned loan portfolio and a migration analysis of the loan portfolio reflecting no loan losses since inception.

Total non-interest income increased by $15,761 or 11.1% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Total non-interest income increased by $29,853 or 10.9% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.   The increase in both periods is primarily due to an overall increase in the number of deposit accounts with analysis charges as well as other service charges causing an increase in service charges on deposit accounts of $23,326 or 20.9% for the three months ended June 30, 2006 and $43,339 or 19.7% for the six months ended June 30, 2006.  This increase was partially offset by mortgage banking fee income which declined by $9,739 during the comparable three month period and by $15,957 during the comparable six month period due to a decline in the number of mortgage loans refinanced.

Non-interest expenses increased by $59,750 or 7.6% for the three months ended June 30, 2006 and increased by $155,961 or 10.4% for the six months ended June 30, 2006 due primarily to additional staff for the new Ontario branch as well as occupancy and equipment charges increasing for the new Ontario branch.  This branch was opened on January 5, 2006.

Earnings Performance

Net Interest Income and Net Interest Margin

Interest income increased $219,595 or 20.7% and $471,236 or 23.7% to $1,278,140 and $2,460,067, respectively, for the three and six months ended June 30, 2006 as compared with $1,058,545 and $1,988,831, respectively, for the three and six months ended June 30, 2005.   As reflected in the rate/volume analysis on page 15 and 16, the primarily reason for the increase in earnings continues to be volume driven.  Volume (or the increase in average balances) created $152,000 and $262,000 of income for the three and six months ended June 30, 2006, respectively, as compared to the same periods ended June 30, 2005.

The largest increase in interest income was due to the increase in interest income on total loans. Average interest-earning assets increased $7.8 million or 10.4% to $82.9 million for the three months ended June 30, 2006 as compared to $75.1 million for the three months ended June 30, 2005.  The yield on average earning assets increased by 53 basis points to 6.17% for the three months ended June 30, 2006 from 5.64% for the three months ended June 30, 2005 as investment security yields increased to 4.27% from 3.46% and Fed funds rates increased to 4.95% from 2.98%.  The increase in average interest-bearing assets is primarily due to  the continued growth of average net loans, which increased by $7.6 million or 20.1% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Average interest-earning assets increased $6.8 million or 9.2% to $80.5 million for the six months ended June 30, 2006 as compared to $73.8 million for the six months ended June 30, 2005.  The yield on average earning assets increased by 72 basis points to 6.11% for the six months ended June 30, 2006 from 5.39% for the six months ended June 30, 2005 as loan yields increased to 7.61% from 7.56% and Fed funds rates rose to 4.65% from 2.69% and investment security yields rose 10 basis points to 4.19% from 3.40%.  The increase in average interest-bearing assets reflects the continued growth of the Bank as the average net loans increased by $7.0 million or 18.9% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The aggregate average balance of securities increased by $1.8 million and the average balance of Federal funds sold decreased by $2.0 million.

The average yield on loans increased to 7.61% for the six months ended June 30, 2006 as compared to 7.56% for the six months ended June 30, 2005.  The increase was primarily the result of the impact of the interest rate environment.  The average yield on loans decreased to 7.60% for the three months ended June 30, 2006 from 7.92% for the three months ended June 30, 2005.   The decrease of 32 basis points for the three months ended June 30, 2006 as compared to June 30, 2005 reflects the impact of the loan prepayment fee income of $33,400 recorded in the second quarter of 2005.  The growth in the average loan balances is reflective of the strength of the economy in the Bank’s market area and the overall continued growth of the Bank.

The average yield on the aggregate average balance of securities (U. S. Government agencies, mortgage-backed securities and other securities) increased to 4.27% and 4.19%, respectively, for the three and six months ended June 30, 2006 and from 3.46% and 3.40%, respectively, for the three and six months ended June 30, 2005.  The increase in the second quarter of 2006 on yields on investment securities reflects short-term interest rate rise, the repricing of certain adjustable rate mortgage backed securities and the reinvesting of matured agency securities at higher yielding interest rates.   The average interest-earning aggregate balance of securities increased to $28.4 million and $28.5 million, respectively, for the three and six months ended June 30, 2006 from $27.0 million and $26.7 million, respectively, for the three and six months ended June 30, 2005.

The average yield on Federal funds sold increased to 4.95% and 4.65%, respectively, for the three and six months ended June 30, 2006 from 2.98% and 2.69%, respectively, for the three and six months ended June 30, 2005.  The increase in the rates was attributable primarily to the rise in Federal funds rates.  The average interest-earning balance of Federal funds sold decreased to $8.9 million and $8.0 million for the three and six months ended June 30, 2006 from $10.1 million and $10.0 million for the three and six months ended June 30, 2005.  This decrease in Federal funds sold resulted from the growth in the loan and investment portfolios.

Interest expense increased $56,450 or 94.8% and $86,508 or 79.3% to $115,978 and $196,184 for the three and six months ended June 30, 2006 from $59,528 and $109,076 for the three and six months ended June 30, 2005.  Average interest-bearing liabilities increased to $25.0 million and $23.6 million for the three and six months ended June 30, 2006 from $16.7 million and $15.9 million for the three and six months ended June 30, 2005. The increase in average interest-bearing liabilities was coupled with an increase of 42 basis points and 30 basis points for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, respectively.  The increase in interest rates was due to the rise in the short-term interest rates.  To offset this rise, the Bank continues to maintain a high ratio of average non-interest bearing deposits in comparison to average total deposits with a ratio of 70.1% and 71.1% for the three and six months ended June 30, 2006 as compared to 77.8% and 78.4% for the three and six months ended June 30, 2005.  Average non-interest bearing deposits increased slightly by $204,000 and $307,000 for the three and six months ended June 30, 2006 as compared to the same periods for 2005.

The Bank’s net interest margin was 5.61% and 5.32% for the three and six months ended June 30, 2006 as compared to 5.32% and 5.10% for the three and six months ended June 30, 2005.  The increase was primarily due to the rise on the yield earned on the loan portfolio as loans re-price in a rising interest rate environment.  The increase in average loan portfolio balances generated a positive impact on the net interest margin.

The tables below set forth certain information relating to the Bank for the three and six months ended June 30, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances.  Yields include fees that are considered adjustments to yields.  The table reflects the Bank’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income
($ in thousands)

	For the three months ended			For the three months ended
	June 30, 2006			June 30, 2005
	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate (4)	balance	Expense	Yield/Rate (4)
Assets
Interest-earnings assets
Loans, net (1)	$45,535	$865	7.60%	$37,926	$751	7.92%
Securities of U.S. government agencies	7,514	63	3.35%	6,390	43	2.69%
Mortgage-backed securities	12,465	138	4.43%	13,711	129	3.76%
Other securities	8,438	103	4.88%	6,855	61	3.56%
Federal funds sold	8,939	109	4.89%	10,191	75	2.98%
Total interest-earning assets	82,891	1,278	6.17%	75,073	1,059	5.64%
Non-interest earning assets	8,327			6,560
Total assets	$91,218			$81,633

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market deposits	$20,535	92	1.80%	$11,966	40	1.34%
Savings	1,123	1	0.36%	897		0.00%
Time deposits < $100,000	1,484	10	2.70%	1,740	9	2.07%
Time deposits equal to or > $100,000	1,866	13	2.79%	2,064	11	2.14%
Total interest-bearing liabilities	25,008	116	1.86%	16,667	60	1.44%
Non-interest bearing deposits	58,509			58,305
Non-interest bearing liabilities	554			478
Stockholders’ equity	7,147			6,183
Total liabilities and stockholders’ equity	$91,218			$81,633

Net interest income		$1,162			$999

Net interest spread (2)			4.31%			4.20%
Net interest margin (3)			5.61%			5.32%
Ratio of interest-earning assets to interest-bearing liabilities			331.46%			450.43%

(1) Amortization of loan fees have been included in the calculation of interest income. Loan fees were approximately $19,596 for the three months ended June 30, 2006 as compared to $71,086 for the three months ended June 30, 2005.   Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)  Represents net interest income as a percentage of average interest-earning assets.

(4)  Average Yield/Rate is based upon actual dollars and actual number of days annualized.

	For the six months ended June 30, 2006			For the six months ended June 30, 2005
	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate (4)	Balance	Expense	Yield/Rate (4)
Assets
Interest-earnings assets
Loans, net (1)	$44,026	$1,676	7.61%	$37,041	$1,400	7.56%
Securities of U.S. government agencies	7,596	125	3.29%	6,196	83	2.68%
Mortgage-backed securities	12,839	279	4.35%	13,225	248	3.75%
Other securities	8,040	193	4.80%	7,270	123	3.38%
Federal funds sold	8,042	187	4.65%	10,027	135	2.69%
Total interest-earning assets	80,543	2,460	6.11%	73,759	1,989	5.39%
Non-interest earning assets	8,562			6,401
Total assets	$89,105			$80,160

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market deposits	$19,222	153	1.61%	$11,345	73	1.30%
Savings	1,009	2	0.40%	894	1	0.23%
Time deposits < $100,000	1,474	17	2.33%	1,695	15	1.78%
Time deposits equal to or > $100,000	1,880	24	2.57%	1,977	20	2.04%
Total interest-bearing liabilities	23,585	196	1.68%	15,911	109	1.38%
Non-interest bearing deposits	57,990			57,683
Non-interest bearing liabilities	516			456
Stockholders’ equity	7,014			6,110
Total liabilities and stockholders’ equity	$89,105			$80,160

Net interest income		$2,264			$1,880

Net interest spread (2)			4.43%			4.01%
Net interest margin (3)			5.62%			5.10%
Ratio of interest-earning assets to interest-bearing liabilities			341.50%			463.57%

(1) Amortization of loan fees have been included in the calculation of interest income. Loan fee income was $56,152 for the six months ended June 30, 2006 as compared to $86,955 for the six months ended June 30, 2005.   Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)   Represents net interest income as a percentage of average interest-earning assets.

(4)  Average Yield/Rate is based upon actual dollars and actual number of days annualized.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated.  The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

	For the Three Months Ended June 30, 2006 vs. 2005				For the Six Months Ended June 30, 2006 vs. 2005
	Increases (Decreases) Due to Change In				Increases (Decreases) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in Thousands)
Interest-earning Assets:
Net loans, net of deferred fees	$151	$(31)	$(6)	$114	$264	$10	$2	$276
Securities of U.S. Government agencies	8	11	1	20	18	19	4	41
Mortgage-backed securities	(12)	21	(2)	7	(7)	39	(1)	31
Other securities	14	23	5	42	14	52	5	71
Federal funds sold	(9)	51	(5)	36	(27)	97	(18)	52
Total interest-earning assets	$152	$75	$(7)	$220	$262	$217	$(8)	$471

Interest-bearing liabilities:
Money market and NOW	$29	$14	$10	$53	$51	$17	$12	$80
Savings deposits	—	1	—	1	—	1	—	1
Time deposits less than $100,000	(1)	2	—	1	(2)	5	(1)	2
Time deposits $100,000 or greater	(1)	3	—	2	(1)	5	—	4
Total interest-bearing liabilities	$27	$20	$10	$57	$48	$28	$11	$87

Total change in net interest income	$125	$55	$(17)	$163	$214	$189	$(19)	$384

Provision for Loan Losses

The Provision for loan losses was $19,500 and $28,250 for the three and six months ended June 30, 2006 as compared to $36,360 and $53,418 for the three and six months ended June 30, 2005.   All downgraded credits were current as of June 30, 2006 and no principal losses have been recorded and no credits were on nonaccrual.  The allowance for loan losses was $572,390 or 1.22% of gross loans receivable at June 30, 2006 as compared to $544,140 or 1.28% of gross loans receivable at December 31, 2005 and $460,465 or 1.23% of gross loans receivable at June 30, 2005.  The decline is indicative of a seasoned loan portfolio and a migration analysis of the loan portfolio reflecting no loan losses since inception.

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses.  The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows.  The formula is composed of various components.  Allowance factors are utilized in estimating the adequacy of the allowance for loan losses.  The allowance is determined by assigned specific allowances for all loans.  As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses” on page 20.

Non-Interest Income

Non-interest income was $156,963 and $303,720 for the three and six months ended June 30, 2006 as compared to $141,202 and $273,867 for the three and six months ended June 30, 2005.  The increase of $15,761 or 11.2% for the comparable three month periods and $29,853 or 10.9% for the comparable six month periods resulted from the increase in the service charge income on deposit accounts.  This increase was offset by decreases in income from mortgage banking of $9,739 and $15,957 for the respective periods, respectively.

Non-Interest Income

	For the Three Months Ended June 30, 2006 vs. 2005				For the Six Months Ended June 30, 2006 vs. 2005
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%of Total	Amount	% of Total
	(Dollars in Thousands)
Service Charges on deposit accounts	$135	86.0%	$112	79.4%	$264	86.8%	$221	80.7%
Other miscellaneous fee income	5	3.2%	2	1.4%	8	2.6%	4	1.4%
Income from Mortgage banking	2	1.3%	11	7.8%	2	0.7%	18	6.6%
Income from Bank Owned Life Insurance	15	9.5%	16	11.4%	30	9.9%	31	11.3%
Total non-interest income	$157	100.0%	$141	100.0%	$304	100.0%	$274	100.0%
As a percentage of average earning assets		0.75%		0.68%		0.75%		0.68%

Total annualized non-interest income as a percentage of average assets increased to 0.75% from 0.68% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and to 0.75% from 0.68% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The increase was due primarily to the additional fee income from service charges on deposit accounts as the deposit base continues to grow.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services.  Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds.  Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited.  Service charges increased $23,326 or 20.9% to $134,926 for the three months ended June 30, 2006 and increased $43,339 or 19.7% to $263,874 for the six months ended June 30, 2006 as compared to $111,600 and $220,535, respectively, for the three and six months ended June 30, 2005.  The increase was primarily attributable to activity on a higher number of deposit accounts during 2006. The Bank periodically reviews service charges to maximize service charge income while still maintaining competitive pricing.  Service charge income on deposit accounts increases with the growing deposit volume and number of accounts and to the extent fees are not waived.  Therefore, as the number and balances of deposit accounts increases, the nominal service charge income is expected to increase.

For the three and six months ending June 30, 2005, the Bank received broker fees totaling $11,479 and $17,697, respectively as compared to the three and six months ending June 30, 2006 when the Bank received $1,740 for broker fees.  As market conditions allow, the Bank anticipates continuing to receive broker fees for referring single-family mortgage loans to third party conduits.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005:

Non-Interest  Expense

	For the Three Months Ended June 30, 2006 vs. 2005				For the Six Months Ended June 30, 2006 vs. 2005
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%of Total	Amount	% of Total
	(Dollars in Thousands)
Salaries and employee benefits	$433	51.3%	$383	48.9%	$842	51.1%	$717	48.1%
Occupancy and equipment	97	11.5%	64	8.2%	202	12.3%	127	8.5%
Data processing	62	7.3%	54	6.9%	123	7.5%	105	7.0%
Deposit products and services	90	10.7%	93	11.9%	161	9.8%	173	11.6%
Professional	46	5.5%	45	5.7%	89	5.4%	95	6.4%
Advertising and marketing	26	3.1%	34	4.3%	40	2.4%	60	4.0%
Directors’ fees and expenses	22	2.6%	19	2.4%	44	2.7%	38	2.6%
Printing and supplies	14	1.6%	13	1.7%	29	1.8%	23	1.6%
Telephone	9	1.1%	4	0.5%	17	1.0%	9	0.6%
Insurance	6	0.7%	6	0.8%	12	0.7%	12	0.8%
Reserve for undisbursed lines of credit	(15)	(1.8)%	13	1.6%	(15)	(0.9)%	33	2.2%
Other expenses	54	6.4%	56	7.1%	102	6.2%	99	6.6%
Total non-interest expenses	$844	100.0%	$784	100.0%	$1,647	100.0%	$1,491	100.0%
Non-interest expense as a percentage of average assets		3.70%		3.84%		3.70%		3.72%
Efficiency ratio		64.00%		68.77%		64.14%		69.19%

Total annualized non-interest expenses as a percentage of average assets decreased to 3.70% from 3.84% for the three months ended June 30, 2006 as compared to three months ended June 30, 2005 and to 3.70% from 3.72% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to the Bank stabilizing costs as a percentage of asset growth.  The efficiency ratio continued to decline as reflected in the 64.00% and 64.14% ratios for the three and six months ended June 30, 2006 as compared to 68.77% and 69.19% for the three and six months ended June 30, 2005.

Non-interest expenses were $844,139 and $1,647,377 for the three and six months ended June 30, 2006 as compared to $784,389 and $1,491,416 for the three and six months ended June 30, 2005.  Expenses, which denoted unusually high dollar fluctuations, were Salaries and employee benefits, Occupancy and equipment.  Salaries and employee benefits expense increased to $433,195 and $842,373 for the three and six months ended June 30, 2006 as compared to $383,045 and $717,541 for the three and six months ended June 30, 2005 due to higher average full-time equivalent staff primarily due to the opening of the Ontario branch on January 5, 2006. Occupancy and equipment expenses increased to $97,314 and $201,953, respectively, for the three and six months ended June 30, 2006 as compared to $64,093 and $127,112, respectively, for the three and six months ended June 30, 2005 due primarily to the opening of the Ontario branch and the expenses incurred with two (Chino and Ontario) locations. Reserve for undisbursed lines of credit decreased to $(15,000) and $(15,000), respectively, for the three and six months ended June 30, 2006 as compared to $13,000 and $32,932 for the comparable periods ended June 30, 2005.  The decrease in undisbursed lines of credit reflects the decline in the amount of outstanding commitments unfunded by the Bank.  Expenses for this period may not necessarily be representative of future periods of operations.  Future non-interest expenses are anticipated to be higher due to expected loan and deposit volumes and staffing increases.

Provision for Income Taxes

During the three and six months ended June 30, 2006, the Bank had current income tax expenses of $177,844 and $349,803, respectively, at effective tax rates of 39.0% and 39.2% for the three and six months ended June 30, 2006, respectively.   During the three and six months ended June 30, 2005, the income tax expenses incurred were $123,850 and $236,091, respectively at effective tax rates for both periods of 38.7%.

The income tax rate used in determining the Bank’s income tax provision or benefit, if any, is 34% for federal income tax purposes and 7.15% for state income taxes, net of federal tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

Financial Condition

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

General

Total assets increased $2.0 million or 2.2% to $93.3 million at June 30, 2006 from $91.3 million at December 31, 2005 primarily due to the growth in Loans.

Loan Portfolio

During the six months ended June 30, 2006, the Bank’s loan portfolio increased by $4.4 million to $46.2 million at June 30, 2006 as compared to $41.8 million at December 31, 2005.  Net loans increased due to a $3.5 million increase in real estate loans and a $667,000 increase in commercial loans which were partially offset by a $320,000 decrease in installment loans.  The largest loan category at June 30, 2006 was real estate loans, which consist of commercial and consumer real estate loans excluding construction loans, which constitute 72.4% of gross loans.  In anticipation of possible deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Bank has elected to take real estate collateral as an abundance of caution on a number of commercial loans.  Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio.  The next largest loan concentration at June 30, 2006 was commercial loans constituting 19.1% of gross loans.  The composition of the Bank’s loan portfolio at June 30, 2006 and December 31, 2005 is set forth below:

	At June 30, 2006		At December 31, 2005
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Construction	$3,370	7.2%	$2,791	6.6%
Real estate	33,939	72.4%	30,444	71.6%
Commercial	8,962	19.1%	8,295	19.5%
Farm/Agriculture	323	0.7%	331	0.8%
Installment	314	0.6%	634	1.5%
Gross loans	$46,908	100.0%	$42,495	100.0%

The weighted average yield on the loan portfolio as of June 30, 2006 was 7.61% and the weighted average contractual term of the loan portfolio is approximately 6.1 years.  Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At June 30, 2006, 48.3% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Bank will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Bank to its customers, which is not represented in any form within the balance sheets of the Bank.  At June 30, 2006 and December 31, 2005, the Bank had $7.9 million and $8.8 million, respectively, of off-balance sheet commitments to extend credit.  These commitments are the result of existing unused lines of credit and unfunded loan commitments.  These commitments represent a credit risk to the Bank.  At June 30, 2006 and December 31, 2005, the Bank had unadvanced lines of credit of $315,300.  These lines of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Bank is committed.

The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).  Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection.  Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Bank believes the borrower will eventually overcome those circumstances and repay the loan in full.  OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan; at this point, the Bank stops recognizing income from the interest on the loan and may reserve any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount.  These loans may or may not be collateralized, but collection efforts are continuously pursued.

At June 30, 2006 and December 31, 2005, the Bank had no non-performing assets, loans on non-accrual status, restructured loans, or OREO.  At June 30, 2006 and December 31, 2005, the Bank had criticized loans totaling $2.9 million or 6.68% of average loans and $1.3 million or 3.01% of average loans, respectively.  All criticized loans were current as of June 30, 2006 and December 31, 2005.  Critized loans increased due to two borrowers: one due to construction delays and the other due to lower revenues in 2005.  Management has little or no expectation for principal loss arising from these classified assets.  Though the Bank had no non-performing assets at June 30, 2006, in the future, Management anticipates a certain level of problem assets and adversely classified loans as they are an inherent part of the lending process.  Accordingly, the Bank has established and maintains an allowance for loan losses which amounted to $572,390 at June 30, 2006 and $544,140 at December 31, 2005.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level Management considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing and anticipated economic conditions.  In determining the adequacy of the allowance for loan losses, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience of the Bank’s Management, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

The Bank formally assesses the adequacy of the allowance on a quarterly basis.  This assessment is comprised of: (i) reviewing the adversely classified, delinquent or otherwise problematic loans; (ii) generating an estimate of the loss potential in each loan; (iii) adding a risk factor for industry, economic or other external factors; and (iv) evaluating the present status of each loan and the impact of potential future events.

Allowance factors are utilized in the analysis of the allowance for loan losses.  Allowance factors ranging from 0.65% to 2.00% are applied to disbursed loans that are unclassified and uncriticized.  Allowance factors averaging approximately 0.50% are applied to undisbursed loans.  Allowance factors are not applied to loans secured by bank deposits nor to loans held for sale, which are recorded at the lower of cost or market.

The process of providing for loan losses involves judgmental discretion, and eventually losses may therefore differ from even the most recent estimates.  Due to these limitations, the Bank assumes that there are losses inherent in the current loan portfolio but which have not yet been identified.  The Bank therefore attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

At June 30, 2006 and December 31, 2005, the allowance for loan losses was $572,390 and $544,140, respectively.  The ratios of the allowance for loan losses to total loans held for investment at June 30, 2006 and December 31, 2005 were 1.22% and 1.28%, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table on the following page summarizes, for the three months ended as of June 30, 2006 and 2005 and for the year ended and as of December 31, 2005, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of or For the Period Ended June 30,		As of or For the Year Ended December 31,
	2006	2005	2005
	($ in thousands)
Balances:
Average total loans outstanding during period	$44,026	$37,041	$38,154
Total loans outstanding at the end of the period	$46,908	$37,277	$42,495
Allowance for loan losses:
Balance at the beginning of the period	$544	$407	$407
Total charge-offs	11	0	0
Total recoveries	11	0	0
Net loan charge-offs or recoveries	0	0	0

Provision for loan losses	28	53	137
Balance at the end of the period	$572	$460	$544

Ratios:
Net loan charge-offs to average total loans	N/A	N/A	N/A
Provision for loan losses to average total loans	0.06%	0.14%	0.36%
Allowance for loan losses to total loans at the end of the period	1.22%	1.23%	1.28%
Net loan charge-offs to allowance for loan losses at the end of the period	N/A	N/A	N/A
Net loan charge-offs to Provision for loan losses	N/A	N/A	N/A

While Management believes that the amount of the allowance at June 30, 2006 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Bank’s investment portfolio at June 30, 2006 was $21.9 million having a yield of 4.06%.  This compares to an investment portfolio of $22.2 million at December 31, 2005 having a 3.54% yield.  The primary category of investment in the portfolio at June 30, 2006 was mortgage-backed securities.  At June 30, 2006, 23.8% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT.

The table below summarizes the book value and market value and distribution of the Bank’s investment securities at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Mortgage-backed securities	$4,642	$4,445	$5,123	$5,017
Corporate bonds	285	294	285	295
Municipal	442	441	443	452
Total held to maturity	5,369	5,180	5,851	5,764

Available for sale:
Municipal	743	743	343	343
Federal agency	7,371	7,371	7,677	7,677
Mortgage-backed	7,371	7,371	8,291	8,291
Total available for sale	15,485	15,485	16,311	16,311
Total	$20,854	$20,665	$22,162	$22,075

There were no material changes since December 31, 2005 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $1.3 million or 1.57% to $85,348,753 at June 30, 2006 from $84,021,943 at December 31, 2005 primarily due to the increase in interest bearing deposits primarily money market accounts, which increased $4.5 million or 20.7% to $25.9 million at June 30, 2006 from $21.4 million at December 31, 2005.  This increase was offset by a decline in non-interest bearing deposit balances which decreased by $3.1 million to $59.5 million at June 30, 2006 from $62.6 million at December 31, 2005.  As interest rates rise, depositors tend to adjust balances into higher yielding account balances.  The deposit mix of non-interest bearing funds to total deposits was 69.6% at June 30, 2006 and 74.5% at December 31, 2005.    Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended June 30, 2006 and 2005 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables appearing on page 12 above in the section entitled “Net Interest Income and Net Interest Margin.”  At June 30, 2006 and December 31, 2005, the Bank had deposits from related parties of $10.8 million and $11.4 million, respectively.  Further, at June 30, 2006 and December 31, 2005, deposits from escrow companies represented 41% and 47% of the Bank’s total deposits, respectively.  There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2006 and December 31, 2005, the Bank had no FHLB advances or overnight borrowings outstanding.   On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000.  This stand-by letter of credit, which remains outstanding as of June 30, 2006, was issued as collateral for local agency deposits that the Bank is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.2 million at June 30, 2006 and $6.7 million at December 31, 2005.  There was an overall increase of $549,348 comprised of:  net income of $542,173; an increase in common stock and additional paid in capital of $50,025 from the exercise of 7,500 stock options; and an increase in additional paid-in capital of $8,148 attributable to the stock option compensation expense; offset by an increase of $50,998 in unrealized losses on securities available for sale.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Bank’s cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves the Bank’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  The Bank maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale.   Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, unpledged investment securities available for sale, Federal Reserve Bank; Federal Home Loan Bank;  Pacific Coast Bankers’ Bank stock investments, restricted at cost; and cash surrender value of life insurance.  At June 30, 2006, the Bank’s liquid assets totaled approximately $42.0 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 45.0%.  At December 31, 2005, the Bank’s liquid assets totaled approximately $39.0 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 42.7%.  Management anticipates that liquid assets and the liquidity level will decline as the Bank becomes more leveraged in the future.

Although the Bank’s primary sources of liquidity include liquid assets and a stable deposit base, the Bank has Fed funds lines of credit of $3 million and $2 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively.  The Bank is a member of the Federal Home Loan Bank (“FHLB”).  As a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial statements and operations.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accepted accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain the following minimum ratios:  Total risk- based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%.  Total capital is classified into two components:  Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).

The Bank had Total Risk-Based and Tier I Risk-Based capital ratios of 13.12% and 12.12%, respectively at June 30, 2006, as compared to 13.21% and 12.14%, respectively at December 31, 2005.  At June 30, 2006 and December 31, 2005, the Bank’s Leverage Capital Ratio were 8.13% and 7.54%, respectively.  As of June 30, 2006 and December 31, 2005, the Bank was “well-capitalized.”  To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Bank’s assets and liabilities so as to optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  In order to identify areas of potential exposure to rate changes, the Bank calculates its repricing gap on a quarterly basis.   It also performs an earnings simulation analysis and market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate exposures than those apparent in standard repricing gap analysis.

The Bank manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates.  Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year.  Those assets include certain loans, certain investment securities and federal funds sold.  Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits.  The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.”  Generally, if repricing assets exceed repricing liabilities in any given time period the Bank would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period the Bank would be deemed to be “liability-sensitive” for that period.  The Bank seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates.  This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Bank is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and net interest income tends to decline as interest rates fall. At June 30, 2006, approximately 48.3% of loans have terms that incorporate variable interest rates.  Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes.  Approximately 7.9% of all fixed rate loans at June 30, 2006 mature within twelve months.

Regarding the investment portfolio, a preponderance of the portfolio consists of fixed rate products with typical average lives of between three and five years.  The mortgage-backed security portfolio receives monthly principal repayments which has the effect of reducing the securities average lives as principal repayments levels may exceed expected levels.  Additionally, agency securities contain options by the agency to call the security, which would cause repayment prior to scheduled maturity.

At December 31, 2005, approximately 44.3% or $36.6 million of interest-earning assets will mature or reprice within one year, and approximately 99.9% or $60.8 million of interest-bearing liabilities will reprice or mature over the same period.

Liability costs are generally based upon, but not limited to, U.S. Treasury interest rates and movements and rates paid by local competitors for similar products.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates.  This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.  The interest rate gaps reported arise when assets are funded with liabilities having different repricing intervals.  Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Bank’s interest rate sensitivity in subsequent periods.  The Bank attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals.

The Bank uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Bank’s net interest margin.  These simulations provide static information on the projected fair market value of the Bank’s financial instruments under differing interest rate assumptions.  The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Bank’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios.  The rate projections can be shocked (an immediate

and sustained change in rates, up or down).    The Bank typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of June 30, 2006, there has been no material change in interest rate risk since December 31, 2005.

Risk Management

Various types of risk are inherent in the business of banking.  Federal regulators have adopted examination guidelines that scrutinize not only the bank’s level of risk, but also its ability to manage and control that risk.  Regulators evaluate risks that affect capital, liquidity, and compliance to determine their potential effect on the safety and soundness of the Bank.  Certain risks may be covered by insurance coverage, but management must establish a risk management approach that addresses all areas of risk.

The Bank has in place acceptable limits for each of the risks identified by the regulatory environment.  The Bank has defined the types of risk, and has mechanisms in place to manage, monitor and report these risks.  Specifically, the Bank focuses on six risk categories within each area of the Bank.  Those include credit risk, interest rate risk, liquidity risk, market/strategic risk, transaction risk and compliance risk.

Item 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Bank’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Bank’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Bank would be made known to them by others within the Bank, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Bank’s internal controls over financial reporting or in other factors in the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal controls over financial reporting.

PART II

Item1:  Legal Proceedings  - None
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds  - None
Item 3:  Default of Senior Securities  - None

Item 4:  Submission of Matters to Vote of Security Holders

On June 15, 2006, the Bank held its annual meeting of shareholders for the purpose of electing the Board of Directors until the next Annual Meeting of Shareholders.  The number of votes cast at the meeting relating to the election of the Directors was as follows:

	Authority Given	Authority Withheld
Dann H. Bowman	597,129	900
Linda M Cooper	597,129	900
Pollyanna Franks	597,129	900
Gregg C. Gibson	597,129	900
H. H. Kindsvater	597,129	900
Richard G. Malooly	597,129	900
Richard J. Vanderpool	597,129	900
Bernard Wolfswinkel, Jr.	597,129	900
Thomas A. Woodbury, D.O.	597,129	900
Jeanette L. Young	597,129	900

The number of votes cast at the meeting to approve the Plan of Reorganization dated March 16, 2006, pursuant to which the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, a newly formed bank holding company, was as follows:

For:	591,632	Against:	3,450	Abstain:	2,997

Item 5:  Other Information  - None
Item 6:  Exhibits

3.1	Articles of Incorporation of Chino Commercial Bancorp (1)
3.2	Bylaws of Chino Commercial Bancorp (1)
10.1	2000 Stock Option Plan of Chino Commercial Bank, N.A. assumed by Bancorp on June 30, 2006 (1)
10.2	Employment Agreement for Dann H. Bowman (1)
10.3	Salary Continuation and Split-Dollar Agreements for Dann H. Bowman (1)
10.4	Salary Continuation and Split-Dollar Agreements for Jo Anne Painter (1)
10.5	Salary Continuation and Split-Dollar Agreements for Roger Caberto (1)
10.6	Lease between the Chino Commercial Bank and Majestic Realty Co. (1)
10.7	Agreement between the Bank and InterCept Group (1)
10.8	Lease between Bank and Majestic Realty Co. commencing July 1, 2005 (1)
10.9	Agreement between Bank and InterCept Group commencing November 1, 2004 (1)
10	Statement Regarding Computation of Net Income Per Share (2)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)          Incorporated by reference from the Bancorp’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 5, 2006.

(2)          The information required by this exhibit is incorporated from Note 3 of the Bank’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006	CHINO COMMERCIAL BANK

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

	By:	/s/ Jo Anne Painter
Jo Anne Painter
Executive Vice President and Chief Financial Officer