Form 10QSB
period 2006-09-30
Chino Commercial Bancorp
filed 2006-11-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 1, 2006, there were 814,453 shares of Chino Commercial Bancorp Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

CHINO COMMERCIAL BANCORP

CONSLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	2006	2005
	(unaudited)
ASSETS:
Cash and Due from Banks	$4,396,426	$5,328,842
Federal Funds Sold	4,775,000	11,370,000
Cash and Cash equivalents	9,171,426	16,698,842
Interest-bearing deposits at banks	3,225,000	6,030,000
Investment Securities available for sale	13,243,674	16,311,377
Investment Securities held to maturity (fair value approximates $4,939,000 at September 30, 2006 and $5,764,000 at December 31, 2005)	5,044,865	5,850,687
Federal Reserve Bank stock, at cost	159,600	159,600
Federal Home Loan Bank stock, at cost	412,200	362,600
Pacific Coast Bankers’ Bank stock, at cost	50,000	50,000
Total investments	22,135,339	28,764,264
Loans
Construction	4,175,191	2,790,712
Real estate	35,407,896	30,444,344
Commercial	11,294,078	8,295,573
Farm/Agriculture	0	330,920
Installment	574,024	633,504
Unearned fees and discounts	(137,405)	(144,106)
Allowance for loan losses	(617,144)	(544,140)
Total Loans	50,696,640	41,806,807
Fixed Assets, net	2,266,770	1,936,168
Accrued Interest Receivable	388,877	311,849
Prepaid & Other Assets	1,963,069	1,811,979
Total Assets	$86,622,121	$91,329,909

LIABILITIES:
Deposits
Non-interest Bearing	$53,283,798	$62,610,963
Interest Bearing
Money market	20,110,401	16,793,824
Savings	1,088,536	913,249
Time deposits of $100,000 or greater, due in one year	2,427,596	2,216,104
Time deposits less than $100,000, due in one year	1,529,060	1,487,803
Total Deposits	78,439,391	84,021,943
Accrued Interest Payable	28,259	28,858
Accrued Expenses & Other Payables	582,671	588,068
Total Liabilities	79,050,321	84,638,869
STOCKHOLDERS’ EQUITY
Common Stock, authorized 10,000,000 shares with no par value, issued and outstanding 830,453 shares and 818,453 shares at September 30, 2006 and December 31, 2005, respectively.	2,667,607	2,728,230
Additional paid-in capital	2,753,205	2,590,600
Retained earnings	2,252,463	1,497,818
Accumulated other comprehensive loss	(101,475)	(122,608)
Total Equity	7,571,800	6,694,040
Total Liabilities & Equity	$86,622,121	$91,332,909

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Interest Income - Securities	$274,709	$254,125	$871,987	$708,432
Interest Income - Fed Funds	75,886	128,302	262,462	263,007
Interest and fee income on Loans	954,770	706,492	2,630,983	2,106,311
Total Interest Income	1,305,365	1,088,919	3,765,432	3,077,750
Interest Expense
Interest Expense - Deposits	125,166	70,914	320,750	179,990
Interest Expense - Other Borrowings	1,060		1,660
Total Interest Expense	126,226	70,914	322,410	179,990
Net interest income	1,179,139	1,018,005	3,443,022	2,897,760
Provision for loan losses	44,754	41,175	73,004	94,593
Net interest income after provision for loan losses	1,134,385	976,830	3,370,018	2,803,167
Non-interest income
Service Charges on Deposit Accounts	149,386	126,141	413,260	346,676
Other miscellaneous fee income	7,161	2,005	15,082	6,167
Income from Mortgage Banking	(1,740)	0	0	17,697
Income from Bank Owned Life Insurance	15,402	16,514	45,587	47,987
Total Non-interest income	170,209	144,660	473,929	418,527
General & Administrative Expenses
Salaries & Benefits	432,901	348,456	1,275,274	1,065,997
Occupancy & Equipment	105,556	67,061	307,509	194,173
Data & Item Processing	60,536	57,940	183,247	162,722
Advertising & Marketing	30,700	33,991	70,678	93,790
Audit & Professional fees	116,397	37,380	205,760	132,651
Insurance	6,217	6,037	18,557	18,001
Directors’ fees and expenses	21,950	19,255	66,306	57,062
Other expenses	187,359	150,672	481,662	487,812
Total general & administrative expenses	961,616	720,792	2,608,993	2,212,208
Income before income tax expense	342,978	400,698	1,234,954	1,009,486
Income tax expense	130,506	156,888	480,309	392,979
Total income	$212,472	$243,810	$754,645	$616,507
Basic Earnings per share	$0.26	$0.30	$0.92	$0.75
Diluted Earnings per share	$0.24	$0.28	$0.85	$0.70

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Unrealized
					loss on
					securities
	Number				available
	of	Common	Paid in	Accumulated	for
	Shares	Stock	Capital	Deficit	sale, net	Total

Balance at December 31, 2004	818,453	$2,728,230	$2,590,600	$612,645	$(30,181)	$5,901,294

Comprehensive income:
Net income				885,173		885,173
Change in unrealized loss on securities available for sale, net of tax					(92,427)	(92,427)
Total comprehensive income						792,746
Balance at December 31, 2005	818,453	2,728,230	2,590,600	1,497,818	(122,608)	6,694,040
Comprehensive income:
Net income				754,645		754,645
Change in unrealized loss on securities available for sale, net of tax					21,133	21,133
Total comprehensive income						775,778

Exercise of stock options	12,000	24,975	64,785			89,760

Stock based compensation			12,222			12,222
Balance at September 30, 2006	830,453	$2,753,205	$2,667,607	$2,252,463	$(101,475)	$7,571,800

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ending
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$754,645	$616,507
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	73,004	94,593
Depreciation and amortization	130,013	90,516
Amortization of premiums and discounts on Investment Securities	(2,182)	32,676
Amortization of unearned loan fees	(62,472)	(92,677)
Stock based compensation	12,222
Net changes in:
Accrued interest receivable	(74,028)	(27,743)
Other assets	(151,090)	(82,340)
Accrued interest payable	(599)	5,767
Other liabilities	(5,397)	158,623
Net cash provided by operating activities	674,116	795,922

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale investment securities:
Purchases	(1,400,000)	(3,811,043)
Repayments and calls	4,748,589	2,957,578
Activity in held to maturity investment securities:
Purchases		(2,940,717)
Repayments and calls	604,022	1,469,284
Purchase of interest-bearing deposits in other banks	(7,645,250)	(1,946,000)
Redemption of interest-bearing deposits with banks	10,450,250	1,988,000
Purchase of stock investments, restricted	(49,600)	(75,000)
Loan purchases		(708,612)
Loan participations sold		1,300,000
Loan originations and principal collections, net	(8,956,136)	(5,924,014)
Purchase of land for branch site		(639,150)
Purchase of premise and equipment	(460,615)	(507,543)
Net cash provided by (used in) investment activities	(2,708,740)	(8,837,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(5,582,552)	10,343,985
Proceeds from the exercise of stock options	89,760
Net cash provided by financing activities	(5,492,792)	10,343,985
Net increase in cash and cash equivalents	(7,527,416)	2,302,690

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,698,842	13,299,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,171,426	$15,602,378
SUPPLEMENTARY INFORMATION
Interest paid	$323,009	$174,223
Income taxes paid	$684,000	$466,700

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) One Bank Holding Company Reorganization

On March 2, 2006, Chino Commercial Bancorp was incorporated for the purpose of acquiring Chino Commercial Bank, N.A. (the “Bank”) in a one bank holding company reorganization.    Effective July 1, 2006, Chino Commercial Bancorp acquired all of the outstanding stock of the Bank pursuant to a Plan of Reorganization, dated March 16, 2006, between Chino Commercial Bancorp and the Bank (the “Reorganization”).  Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of Chino Commercial Bancorp, no par value, on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, Chino Commercial Bancorp became the holding company for the Bank, and the shareholders of the Bank became the shareholders of Chino Commercial Bancorp.   Prior to the Reorganization, Chino Commercial Bancorp did not engage in any business.  Chino Commercial Bancorp and the Bank are collectively referred to herein as the “Company” unless otherwise indicated.  Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Quarterly Report for periods prior to that date is for the Bank only.  Information since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated.

(2) Summary of Accounting Policies

Basis of Presentation: The accompanying unaudited balance sheets of the Company and the related unaudited statements of operations, stockholders’ equity and cash flows for the three and six months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.  They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements.  In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification.  See Note 2 of the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on July 5, 2006) for a summary of significant accounting policies.

Recently Issued Accounting Standards:  On November 3, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this FAS 115-1 and FAS 124-1.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for the fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are currently evaluating the potential impact of this interpretation.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.”  The consensus is consistent with the EITF’s tentative conclusion reached in June that the recognition of a liability is required for the postretirement benefits provided through an endorsement split-dollar life insurance arrangement.  However, the final consensus differs from the tentative conclusion with regard to the nature and amount of the liability to be accrued and the timing of implementation.  Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period.  However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued.  Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, we anticipate that our accrual requirement will, for the most part, be limited to the postretirement cost of insurance.  While it is difficult to estimate at this point, the financial statement impact should be significantly less than if we were required to accrue for the present value of the death benefit.  The new guidance will be effective for fiscal years beginning after December 15, 2007.  Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Stock-based compensation expense amount recorded was $4,074 and $12,222 for the three and nine months ended September 30, 2006. The Company selected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006.  Future compensation expense may be greater if additional stock options are granted by the Company.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Company uses the following input variables as of the grant date, to arrive at the fair value of stock options:

1)                                      Grant date

2)                                      Options granted

3)                                      Exercise price

4)                                      Stock price on date of grant

5)                                      Expected dividend rate

6)                                      Expected volatility (based on historical volatility of the Company’s stock)

7)                                      Risk free interest rate on grant date

8)                                      Expected term

9)                                      Expected forfeiture rate

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

The following table illustrates the pro-forma effect on net income and earnings per share for the three and nine months ended September 30, 2005:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Reported net earnings	$243,810	$616,507
Stock-based employee compensation expense, net of related tax effects	2,903	8,709
Pro forma net earnings	$240,907	$607,798
Reported basic net earnings per share	$0.30	$0.75
Reported diluted net earnings per share	$0.28	$0.70
Pro forma basic net earnings per share	$0.28	$0.70
Pro forma diluted net earnings per share	$0.27	$0.69

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earning per share Calculation

For the Three Months Ended September 30, 2006

	2006			2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Per
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$212,472	828,953	$0.26	$243,810	818,453	$0.30

Effect of dilutive shares: assumed exercise of outstanding options		66,053	(0.02)		66,947	(0.02)
Diluted earnings per share	$212,472	895,006	$0.24	$243,810	885,400	$0.28

Earning per share Calculation

For the Nine Months Ended September 30, 2006

	2006			2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$754,645	823,620	$0.92	$616,507	818,453	$0.75

Effect of dilutive shares: assumed exercise of outstanding options		65,952	(0.07)		65,681	(0.05)
Diluted earnings per share	$754,645	889,572	$0.85	$616,507	884,134	$0.70

 (4) Stock Option Plan

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. Incentive options begin vesting after one year from the date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of grant, and 25% per year beginning on the first anniversary of the date of grant. All options expire 10 years after date of grant.

There were no options granted during the nine months ended September 30, 2006.

(5) Off-Balance-Sheet Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant loans, unadvanced lines of credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2006 and December 31, 2005, the Company had $6.2 million and $8.8 million, respectively, of off-balance sheet commitments to extend credit.  These commitments represent a credit risk to the Company.  At September 30, 2006 and December 31, 2005, the Company had unadvanced standby letters of credit of $285,300 and $315,300, respectively.

Commitments to grant loans are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, income-producing commercial properties, residential properties, and properties under construction.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Chino Commercial Bancorp is the holding company for Chino Commercial Bank, N.A. headquartered in Chino, California.  Effective July 1, 2006, Chino Commercial Bancorp acquired all of the outstanding shares of the Bank pursuant to a Plan of Reorganization dated March 16, 2006.  Since the Reorganization was not effective until July 1, 2006, and since Chino Commercial Bancorp conducted no operations prior thereto, the financial information contained throughout this Quarterly Report, including the discussion and analysis thereof,  for periods prior to that date is for the Bank only.  Information since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated. Any discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere herein.

Forward Looking Information

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-QSB and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s rules and regulations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of September 30, 2006.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation.  In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements.  This policy relates to the methodology that determines the Company’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors.  Although Management believes the level of the allowance at September 30, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.   For further information regarding the allowance for loan losses see “Comparison of Financial Condition at September 30, 2006 and December 31, 2005 Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations

For the three months ended September 30, 2006, the Company posted net income of $212,472 or $0.24 per diluted share as compared to net income of $243,810 or $0.28 per diluted share for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company posted net income of $754,645 or $0.85 per diluted share as compared to a net income of $616,507 or $0.70 per diluted share for the nine months ended September 30, 2005.  The Company’s net income decreased by 12.85% in the third quarter of 2006 as compared to the same period in 2005, due primarily to the non-recurring cost of approximately $90,000 associated with the forming Chino Commercial Bancorp, all of which was expensed in the third quarter of 2006. Net income improved by 22.41% for the nine months ended September 30, 2006 as compared to the same period in 2005.  The annualized return on average equity was 11.45% and the annualized return on average assets was 0.97% for the quarter ended September 30, 2006 compared to a 15.21% return on average equity and a 1.11% return on average assets for the quarter ended September 30, 2005. The annualized return on average equity was 13.75% and the annualized return on average assets was 1.13% for the nine months ended September 30, 2006 compared to a 13.23% return on average equity and a 0.99% return on average assets for the nine months ended September 30, 2005.  The increase in the return on average assets is attributable to the increase on the yield on the earning assets along with the growth in average loan balances for the period ended September 30, 2006.

Total non-interest bearing deposits declined from $62.6 million on December 31, 2005 to $53.3 million for reporting period ended September 30, 2006 resulting from a general contraction in the deposit accounts of a number of the Company’s customers which are engaged in real estate related industries. The most prominent contraction occurred in a number of Escrow Trust accounts reflecting an general slowdown of real estate sales. Overall, the total number of deposit accounts increased during this period, however, the average balances per account declined. See “Financial Condition – Comparison of Financial Condition at September 30, 2006 and December 31, 2005 – General.”

The Company experienced a slight decline in interest-earning assets of $1.9 million or 2.31% to $79.6 million with average interest-bearing liabilities increasing by $5.5 million or 28.62% to $24.9 million yielding a net interest margin of 5.93% or a 93 basis point increase for the three months ended September 30, 2006 as compared to same quarter’s results in 2005.  For the nine months ended September 30, 2006, average interest-earning assets increased $4.0 million or 5.19% to $80.3 million with average interest-bearing liabilities increasing by $7.0 million or 40.78% to $24.0 million yielding a net interest margin of 5.72% or a 64 basis point increase from the same period of the prior year. The Company’s Investment Securities and Federal Funds decreased while loan balances increased during the most recent quarter. Decreases in average deposit balances reduced the Company’s funds available to invest in overnight Federal Funds.

The Provision for Loan Losses was $44,754 for the three months ended September 30, 2006 as compared to $41,175 for the three months ended September 30, 2005. The Provision for Loan Losses decreased by $21,589 to $73,004 for the nine months ended September 30, 2006 as compared to $94,593 for the nine months ended September 30, 2005.  The decline is indicative of a seasoned loan portfolio and a migration analysis of the loan portfolio reflecting no loan losses since inception.

Total non-interest income increased by $25,549 or 17.7% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Total non-interest income increased by $55,402 or 13.2% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.   The increase in both periods is primarily due to an overall increase in the number of deposit accounts with analysis charges as well as other service charges, causing an increase in service charges on deposit accounts of $23,245 or 18.4% for the three months ended September 30, 2006 and $66,584 or 19.2% for the nine months ended September 30, 2006.  This increase was partially offset by mortgage banking fee income which declined by $1,740 during the comparable three month period and by $17,697 during the comparable nine month. These prior period fees were earned through referrals of single-family mortgage loans to third party conduits. As market conditions allow, the Company anticipates referring single-family mortgage loans to third party conduits and receiving additional broker fees in the future.

Non-interest expenses increased by $240,824 or 33.4% for the three months ended September 30, 2006 and increased by $396,785 or 17.94% for the nine months ended September 30, 2006 due primarily to the formation of the Company, additional staff for the new Ontario branch as well as occupancy and equipment expenses of the new Ontario branch.  The holding company formation costs were recorded in July and August, 2006 and the Ontario branch was opened on January 5, 2006.

Earnings Performance

Net Interest Income and Net Interest Margin

The Company’s net interest margin was 5.93% and 5.72% for the three and nine months ended September 30, 2006 as compared to 5.08% and 5.06% for the three and nine months ended September 30, 2005.  The increase in the net interest margin was due to a combination of the rise on the yield earned on the loan portfolio, as loans re-price in a rising interest rate environment, and the relative increase in the average loan portfolio as a percentage of total interest-earning assets. The ratio of average net loans to total average assets increased to 55.7% for the three months ended September 30, 2006 from 42.6% for the comparable period in 2005; and to 51.4% for the nine months ended September 30, 2006 from 45.0% for the comparable period in 2005. Interest increased from 7.52% to 7.83%. or 31 basis points, for the quarters ended September 30, 2005 compared to 2006; and from 7.55% to 7.69%, or 14 basis points, for the nine months ended September 30 2005 compared to 2006.. The increase from these factors was somewhat offset by a decrease in the proportion of non-interest bearing deposits to total deposits, which decreased from 76.2% to 68.6% of average total deposits for the three months ended September 30, 2006 and 2005, respectively; and from 77.6% to 70.3% of average total deposits for the nine months ended September 30, 2006 and 2005, respectively

Interest income increased $216,446 or 19.9% and $687,682 or 22.3% to $1,305,365 and $3,765,432, respectively, for the three and nine months ended September 30, 2006 as compared with $1,088,919 and $3,077,750, respectively, for the three and nine months ended September 30, 2005.  As reflected in the rate/volume analysis on page 15 and 16, the primary reason for the increase is attributed to market rate increases. Volume (or the increase in average balances) created $152,000 and $248,000 of income for the three and nine months ended September 30, 2006, respectively, as compared to $242,000 and $521,000, respectively for the same periods ended September 30, 2005.

The largest increase in interest income was due to the increase in interest income on total loans. Average net loans increased to $48.8 million for the three months ended September 30, 2006, compared to $37.5 million at September 30, 2005, and increased to 55.7% of total average assets from 42.6% of average assets for the same periods. Average interest-earning assets decreased $1.9 million or 2.3% to $79.6 million for the three months ended September 30, 2006 as compared to $81.4 million for the three months ended September 30, 2005.  The yield on average earning assets increased by 121 basis points to 6.56% for the three months ended September 30, 2006 from 5.35% for the three months ended September 30, 2005 as investment security yields increased to 4.40% from 3.55% and Fed funds rates increased to 5.28% from 3.35%.  The decrease in average interest-bearing assets is primarily due to decrease in Fed funds sold which decreased by $9.4 million or 62.01% in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Average interest-earning assets increased $4.0 million or 5.2% to $80.3 million for the nine months ended September 30, 2006 as compared to $76.3 million for the nine months ended September 30, 2005.  The yield on average earning assets increased by 87 basis points to 6.25% for the nine months ended September 30, 2006 from 5.38% for the nine months ended September 30, 2005 as loan yields increased to 7.69% from 7.55% and Fed funds rates rose to 4.82% from 2.99% and investment security yields rose 79 basis points to 4.24% from 3.45%. Average net loans increased by $8.4 million or 11.0% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The average balance of Federal funds sold decreased by $4.5 million.

The average yield on loans increased to 7.69% for the nine months ended September 30, 2006 as compared to 7.55% for the nine months ended September 30, 2005.  The increase was primarily the result of the impact of the interest rate environment.  The average yield on loans increased to 7.83% for the three months ended September 30, 2006 from 7.52% for the three months ended September 30, 2005. The growth in the average loan balances is reflective of the loan demands created by the business opportunities in the Inland Empire area.

The average yield on the aggregate average balance of securities (U. S. Government agencies, mortgage-backed securities and other securities) increased to 4.40% and 4.24%, respectively, for the three and nine months ended September 30, 2006 and from 3.55% and 3.45%, respectively, for the three and nine months ended September 30, 2005.  The increase in the third quarter of 2006 on yields on investment securities reflects short-term interest rate rise, and the repricing of certain adjustable rate mortgage backed securities. The average interest-earning aggregate balance of securities decreased to $25.0 million for the three months ended September 30, 2006 from $28.7 million for the three months ended September 30, 2005. The average aggregate balance of securities increased slightly to $27.4 million for the nine months ended September 30, 2006. This represents a $23 thousand increase over the average aggregate balance of the nine months ended September 30, 2005.

The average yield on Federal funds sold increased to 5.28% and 4.82%, respectively, for the three and nine months ended September 30, 2006 from 3.38% and 2.99%, respectively, for the three and nine months ended September 30, 2005.  The increase in the rates was attributable primarily to the rise in Federal funds rates.  The average interest-earning balance of Federal funds sold decreased to $9.4 million and $4.5 million for the three and nine months ended September 30, 2006 from $15.2 million and $11.8 million for the three and nine months ended September 30, 2005.  This decrease in Federal funds sold resulted from the growth in the loan and investment portfolios.

Interest expense increased $55,312 or 78.0% and $142,420 or 79.1% to $126,226 and $322,410 for the three and nine months ended September 30, 2006 from $70,914 and $179,990 for the three and nine months ended September 30, 2005.  Average interest-bearing liabilities increased by $5.5 million and $6.9 million to $24.9 million and $24.0 million three and nine months ended September 30, 2006 from $19.4 million and $17.1 million for the same periods of the prior year. The increase in average interest-bearing liabilities was coupled with an increase of 55 basis points and 38 basis points for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, respectively.  The increase in interest rates was due to the rise in the short-term interest rates.  To offset this rise, the Company continues to maintain a high ratio of average non-interest bearing deposits in comparison to average total deposits with a ratio of 68.6% and 70.3% for the three and nine months ended September 30, 2006 as compared to 76.2% and 77.6% for the three and nine months ended September 30, 2005.  Average non-interest bearing deposits increased by $5.5 million and $7.0 million for the three and nine months ended September 30, 2006 as compared to the same periods for 2005.

The tables below set forth certain information relating to the Company for the three and nine months ended September 30, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances.  Yields include fees that are considered adjustments to yields.  The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	September 30, 2006			September 30, 2005
	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate4	balance	Expense	Yield/Rate4
Assets
Interest-earnings assets
Net loans[1]	$48,769	$955	7.83%	$37,541	$706	7.52%
Securities of U.S. government agencies	6,905	61	3.53%	7,957	57	2.87%
Mortgage-backed securities	11,586	130	4.49%	13,099	127	3.88%
Other securities	6,534	84	5.14%	7,665	71	3.71%
Federal funds sold	5,762	75	5.28%	15,173	128	3.35%
Total interest-earning assets	79,556	$1,305	6.56%	81,435	$1,089	5.35%
Non-interest earning assets	7,966			6,778
Total assets	$87,522			$88,213

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market deposits	$19,855	$97	1.95%	$14,558	$49	1.35%
Savings	1,504	1	0.27%	1,057	1	0.38%
Time deposits < $100,000	1,505	10	2.66%	1,566	8	2.03%
Time deposits equal to or > $100,000	2,018	17	3.37%	2,174	13	2.37%
Other borrowing	12	1		0	0	0.00%
Total interest-bearing liabilities	24,894	126	2.02%	19,355	71	1.46%
Non-interest bearing deposits	54,439			62,047
Non-interest bearing liabilities	829			401
Stockholders’ equity	7,360			6,410
Total liabilities and stockholders’ equity	$87,522			$88,213

Net interest income		$1,179			$1,018
Net interest spread [2]			4.54%			3.89%
Net interest margin [3]			5.93%			5.00%
Ratio of interest-earning assets to interest-bearing liabilities			319.58%			420.74%

1      Amortization of loan fees have been included in the calculation of interest income. Loan fees were approximately $15,390 for the three months ended September 30, 2006 as compared to $19,115 for the three months ended September 30, 2005.   Loans are net of the allowance for loan losses, deferred fees and related direct costs.

2      Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3          Represents net interest income as a percentage of average interest-earning assets.

4      Average Yield/Rate is based upon actual dollars based on a 360 day year, 30 days per month.

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2006			September 30, 2005
	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate4	balance	Expense	Yield/Rate4
Assets
Interest-earnings assets
Net loans [1]	$45,624	$2,631	7.69%	$37,198	$2,106	7.55%
Securities of U.S. government agencies	7,363	186	3.37%	6,789	140	2.75%
Mortgage-backed securities	12,417	409	4.39%	13,183	375	3.79%
Other securities	7,618	277	4.85%	7,403	194	3.49%
Federal funds sold	7,273	262	4.82%	11,761	263	2.99%
Total interest-earning assets	80,295	$3,765	6.25%	76,334	$3,078	5.38%
Non-interest earning assets	8,545			6,372
Total assets	$88,840			$82,706

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market deposits	$19,267	$250	1.73%	$12,428	$122	1.31%
Savings	1,344	3	0.30%	948	2	0.28%
Time deposits < $100,000	1,485	27	2.42%	1,652	23	1.86%
Time deposits equal to or > $100,000	1,926	41	2.84%	2,044	33	2.16%
Other borrowing	12	1		0	0	0.00%
Total interest-bearing liabilities	24,034	$322	1.79%	17,072	$180	1.41%
Non-interest bearing deposits	56,794			59,152
Non-interest bearing liabilities	879			271
Stockholders’ equity	7,133			6,211
Total liabilities and stockholders’ equity	$88,840			$82,706

Net interest income		$3,443			$2,898

Net interest spread [2]			4.47%			3.97%
Net interest margin [3]			5.72%			5.08%
Ratio of interest-earning assets to interest-bearing liabilities			334.09%			447.13%

1      Amortization of loan fees have been included in the calculation of interest income. Loan fee income was $62,472 for the nine months ended September 30, 2006 as compared to $106,070 for the nine months ended September 30, 2005.   Loans are net of the allowance for loan losses, deferred fees and related direct costs.

2      Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3.         Represents net interest income as a percentage of average interest-earning assets.

4      Average Yield/Rate is based upon actual dollars and annualized based on a 360 day year and 30 day month.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the periods indicated.  The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

	For the three months ended September 30,			For the nine months ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets
Net Loans	$219	$30	$249	$485	$40	$525
Securities of U. S. Government agencies	(9)	13	4	13	33	46
Mortgage-backed securities	(16)	19	3	(23)	57	34
Other securities	(11)	24	13	6	77	83
Federal funds sold	(102)	49	(53)	(125)	124	(1)
Total interest-earning assets	(26)	242	216	166	521	687

Interest-bearing liabilities
Money market and NOW	22	26	48	80	48	128
Savings deposits	0	0	0	1	0	1
Time deposits < $100,000	(1)	2	1	(2)	6	4
Time deposits equal to or > $100,000	(1)	5	4	(2)	10	8
Other borrowing	1	0	1	1	0	1
Total interest-bearing liabilities	23	32	55	86	56	142
Change in net interest income	$(49)	$210	$161	$80	$465	$545

As shown above, the rate variance contributed $210,000 to the Company’s net interest income in the third quarter of 2006 relative to the third quarter of 2005, while the volume decreased $49,000, netting a gain in net interest income of $161,000 over the previous quarter. The Company faired better on a year-to-date comparison of $465,000 increase in rate, and $89,000 increase in volume resulting in a net gain in net interest income of $545,000 for the nine month period of 2006 as it relates to the same period of the prior year’s results. Both volume and rate in the loan portfolio increased in both period comparisons as the Company concentrates on increasing its loan portfolio. No purchases of Investment Securities were made in the most recent quarter as the Company reallocates its funds to the loan portfolio. The reduction of the Investment Securities is a result of pay downs and maturities. Overnight Federal Funds decreased in volume as a direct of the decline in demand deposits as discussed in the Deposit section. Although the Company does not aggressively seek Money Market and NOW accounts, increases in both volume and rate have increased in both period comparison.

Provision for Loan Losses

The Provision for loan losses was $44,754 and $73,004 for the three and nine months ended September 30, 2006 as compared to $41,175 and $94,593 for the three and nine months ended September 30, 2005.   All downgraded credits were current as of September 30, 2006 and no principal losses have been recorded and no credits were on nonaccrual.  The allowance for loan losses was $617,144 or 1.20% of gross loans receivable at September 30, 2006 as compared to $544,140 or 1.28% of gross loans receivable at December 31, 2005 and $501,640 or 1.25% of gross loans receivable at September 30, 2005.  The decline is indicative of a seasoned loan portfolio and a migration analysis of the loan portfolio reflecting no loan losses since inception.

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses.  The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows.  The formula is composed of various components.  Allowance factors are utilized in estimating the adequacy of the allowance for loan losses.  The allowance is determined by assigned specific allowances for all loans.  As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income was $170,209 and $473,929 for the three and nine months ended September 30, 2006 as compared to $144,660 and $418,527 for the three and nine months ended September 30, 2005.  The increase of $25,549 or 17.7% for the comparable three month periods and $54,402 or 13.2% for the comparable nine month periods resulted from the increase in the service charge income on deposit accounts.  This increase was partially offset by decreases in income from mortgage banking of $1,740 and $17,697 for the respective periods, respectively.

Non-Interest Income

	Non-Interest Income for three months				Non-Interest Income for nine months
	ended September 30				ended September 30
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(Dollars in thousands)
Service Charges on deposit accounts	$149	87.7%	$126	86.9%	$413	87.1%	$347	82.8%
Other miscellaneous fee income	7	4.1%	2	1.4%	15	3.2%	6	1.4%
Income from Mortgage banking	(2)	-1.2%	0	0.0%	0	0.0%	18	4.3%
Income from Bank Owned Life Insurance	16	9.4%	17	11.7%	46	9.7%	48	11.5%
Total non-interest income	$170	100.0%	$145	100.0%	$474	100.0%	$419	100.0%
As a percentage of average earning assets		0.85%		0.65%		0.79%		0.67%

Total annualized non-interest income as a percentage of average assets increased to 0.85% from 0.65% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and to 0.79% from 0.67% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The increase was due primarily to the additional fee income from service charges on deposit accounts as the deposit base for service charges continues to grow.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services.  Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds.  Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited.  Service charges increased $23,245 or 18.4% to $149,386 for the three months ended September 30, 2006 and increased $66,584 or 19.2% to $413,260 for the nine months ended September 30, 2006. The increase was primarily attributable to activity on a higher number of deposit accounts during 2006. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing.  Service charge income on deposit accounts increases with the growing deposit volume and number of accounts and to the extent fees are not waived.  Therefore, as the number and balances of deposit accounts increases, the nominal service charge income is expected to increase.

For the three and nine months ended September 30, 2006, the Company did not receive any fees for referring mortgage loans to third party conduits. In fact, due to the discovery of an error in classification fee income of $1,740 was reversed in the third quarter reporting period resulting in reported incomes of ($1,740) and $0.00 for those respective reporting periods.  In the prior year, the Company received fees for the three and nine months ended September 30, totaling $0.00 and $17,697, respectively. As market conditions allow, the Company anticipates referring single-family mortgage loans to third party conduits and receiving additional broker fees in the future.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005:

Non-Interest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006 vs. 2005				2006 vs. 2005
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Salaries and employee benefits	$433	45.1%	$349	48.6%	$1,275	48.9%	$1,066	48.2%
Occupancy and equipment	106	11.0%	67	9.3%	308	11.8%	194	8.8%
Data processing	61	6.3%	58	8.0%	183	7.0%	163	7.4%
Deposit products and services	37	3.8%	88	12.2%	198	7.6%	261	11.8%
Professional fees	117	12.2%	37	5.1%	206	7.9%	132	6.0%
Advertising and marketing	31	3.2%	34	4.7%	71	2.7%	94	4.2%
Directors’ fees and expenses	22	2.3%	19	2.6%	66	2.5%	57	2.6%
Printing and supplies	16	1.7%	13	1.8%	45	1.7%	36	1.6%
Telephone	7	0.7%	6	0.8%	24	0.9%	15	0.7%
Insurance	6	0.6%	6	0.8%	19	0.7%	18	0.8%
Reserve for undisbursed lines of credit	(15)	-1.6%	(3)	-0.4%	(30)	-1.1%	30	1.3%
Other expenses	141	14.7%	47	6.5%	244	9.4%	146	6.6%
Total non-interest expenses	$962	100.0%	$721	100.0%	$2,609	100.0%	$2,212	100.0%
Non-interest expense as a percentage of average assets		4.33%		3.59%		4.21%		3.61%
Efficiency ratio		71.27%		68.77%		66.61%		69.19%

Total annualized non-interest expenses as a percentage of average assets increased to 4.33% from 3.59% for the three months ended September 30, 2006 as compared to three months ended September 30, 2005 and to 4.21% from

3.61% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to increased staffing needs, the opening of a new branch office, and the formation of the holding company, as discussed below.  The efficiency ratio increased in the most recent three-month period to 71.3% as compared to 68.8% for the same period in 2005 due mainly to organization costs incurred while forming the holding company. However, on a year-to-date basis the efficiency ratio decreased to 66.6% in 2006 compared to 69.2% for the comparable period in 2005.

Non-interest expenses were $961,616 and $2.6 million for the three and nine months ended September 30, 2006 as compared to $720,792 and $2.2 million for the three and nine months ended September 30, 2005.  Expenses, which denoted unusually high dollar fluctuations, were Salaries and employee benefits, Occupancy and equipment, Professional fees, and Other Expenses.  Salaries and employee benefits expense increased to $432,901 and $1.3 million for the three and nine months ended September 30, 2006 as compared to $348,456 and $1.1 million for the three and nine months ended September 30, 2005 due to higher average full-time equivalent staff primarily due to the opening of the Ontario branch on January 5, 2006. Occupancy and equipment expenses increased to $105,556 and $307,509, respectively, for the three and nine months ended September 30, 2006 as compared to $67,061 and $194,173, respectively, for the three and nine months ended September 30, 2005 due primarily to the opening of the Ontario branch and the expenses incurred with two (Chino and Ontario) locations. Professional fees increased to $116,397 and $205,760, respectively, for the three and nine months ended September 30, 2006 as compared to $37,380 and $132,651, respectively, for the three and nine months ended September 30, 2005. The increase in Professional fees was due primarily to the non-recurring Legal and Accounting fees incurred forming the holding company. Other Expenses increased to $141,000 and $344,000, respectively, for the three and nine months ended September 30, 2006 as compared to $47,000 and $146,000, respectively, the three and nine months ended September 30, 2005. Included in these increases were organizational costs incurred in forming the holding company. Reserve for undisbursed lines of credit decreased by ($15,268) and ($30,268), respectively, for the three and nine months ended September 30, 2006 as compared to ($3,175) and $29,757 for the comparable periods ended September 30, 2005.  The decrease in undisbursed lines of credit reflects the decline in the amount of outstanding commitments unfunded by the Company.  Expenses for this period may not necessarily be representative of future periods of operations.  Future non-interest expenses are anticipated to be higher due to expected loan and deposit volumes and staffing increases.

Provision for Income Taxes

During the three and nine months ended September 30, 2006, the Company had current income tax expenses of $130,506 and $480,309, respectively, at effective tax rates of 38.1% and 38.9%, respectively, for those same periods.   During the three and nine months ended September 30, 2005, the income tax expenses incurred were $156,888 and $392,979, respectively at effective tax rates of 39.2% and 38.9% for the three and nine months ended September 30, 2005, respectively.

The income tax rate used in determining the Company’s income tax provision or benefit, if any, is 34% for federal income tax purposes and 7.15% for state income taxes, net of federal tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

Financial Condition

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

General

Total assets decreased from $91.3 million to $86.6 million or 5.2% between December 31, 2005 and September 30, 2006, resulting from a general contraction in the deposit accounts of a number of the Company’s customers which are engaged in real estate related industries. The most prominent contraction occurred in a number of Escrow Trust accounts reflecting an general slowdown of real estate sales. Overall, the total number of deposit accounts increased during this period, however, the average balances per account declined.

Because of the Company’s relatively low Loan-to-Deposit ratio and high liquidity ratio, management has elected not to supplement the contraction in deposit totals with Brokered Deposits or high-cost Time Certificates of Deposit.

Additional deposit contraction in future periods may occur if the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the nine months ended September 30, 2006, the Company’s net loan portfolio increased by $8.9 million to $50.7 million at September 30, 2006 as compared to $41.8 million at December 31, 2005.  Net loans increased due to a $1.4 million increase in construction loans, a $5.0 million increase in real estate loans and a $3.0 million increase in commercial loans which were partially offset by a $59,000 decrease in installment loans.  The largest loan category at September 30, 2006 was real estate loans, which consist of commercial, agriculture, and consumer real estate loans excluding construction loans, which constitute 68.8% of gross loans.  In anticipation of possible deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral as an abundance of caution on a number of commercial loans.  Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio.  The next largest loan concentration at September 30, 2006 was commercial loans constituting 22.0% of gross loans.  The composition of the Company’s loan portfolio at September 30, 2006 and December 31, 2005 is set forth below:

Loan Portfolio

	At September 30, 2006		At December 31, 2005
	Amount	Percentage	Amount	Percentage

Construction	$4,175	8.1%	$2,791	6.6%
Real estate	35,395	68.8%	30,444	71.6%
Commercial	11,294	22.0%	8,295	19.5%
Farm/Agriculture	0	0.0%	331	0.8%
Installment	587	1.1%	634	1.5%
Gross loans	$51,451	100.0%	$42,495	100.0%

The weighted average yield on the loan portfolio as of September 30, 2006 was 7.69% and the weighted average contractual term of the loan portfolio is approximately 6.1 years.  Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At September 30, 2006, approximately 61.1% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company.  At September 30, 2006 and December 31, 2005, the Company had $6.2 million and $8.8 million, respectively, of off-balance sheet commitments to extend credit.  These commitments are the result of existing unused lines of credit and unfunded loan commitments.  These commitments represent a credit risk to the Bank.  At September 30, 2006 and December 31, 2005, the Bank had unadvanced standby letters of credit of $285,300 and $315,300, respectively.  These letters of credit of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Bank is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).  Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection.  Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.  OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reserve any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount.  These loans may or may not be collateralized, but collection efforts are continuously pursued.

At September 30, 2006 and December 31, 2005, the Company had no non-performing assets, loans on non-accrual status, restructured loans, or OREO.  At September 30, 2006 and December 31, 2005, the Company had criticized loans totaling $2.9 million or 6.36% of average loans and $1.3 million or 3.01% of average loans, respectively.  All criticized loans were current as of September 30, 2006 and December 31, 2005.  Criticized loans increased due to two credits: one due to construction delays and the other due to lower revenues in 2005.  Management has little or no expectation for principal loss arising from these classified assets.  Though the Company had no non-performing assets at September 30, 2006, in the future, Management anticipates a certain level of problem assets and adversely classified loans as they are an inherent part of the lending process.  Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $617,144 at September 30, 2006 and $544,140 at December 31, 2005.

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

Allowance factors are utilized in the analysis of the allowance for loan losses.  Allowance factors ranging from 0.65% to 2.00% are applied to disbursed loans that are unclassified and uncriticized.  Allowance factors averaging approximately 0.50% are applied to undisbursed loans.  Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

At September 30, 2006 and December 31, 2005, the allowance for loan losses was $617,144 and $544,140, respectively.  The ratios of the allowance for loan losses to total loans at September 30, 2006 and December 31, 2005 were 1.20% and 1.28%, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table on the following page summarizes, as of and for the three months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of and for the		As of and for the
	Period Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
	(dollars in thousands)
Balances:
Average total loans outstanding during period	$45,624	$37,198	$38,154
Total loans outstanding at the end of the period	$51,451	$40,256	$42,495
Allowance for loan losses:
Balance at the beginning of the period	$544	$407	$407
Total charge-offs	11	0	0
Total recoveries	11	0	0
Net loan charge-offs or recoveries	0	0	0

Provision for loan losses	73	95	137
Balance at the end of the period	$617	$502	$544

Ratios:
Net loan charge-offs to average total loans	N/A	N/A	N/A
Provision for loan losses to average total loans	0.16%	0.26%	0.36%
Allowance for loan losses to total loans at the end of the period	1.20%	1.25%	1.28%
Net loan charge-offs to allowance for loan losses at the end of the period	N/A	N/A	N/A
Net loan charge-offs to Provision for loan losses	N/A	N/A	N/A

While Management believes that the amount of the allowance at September 30, 2006 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Bank’s investment portfolio at September 30, 2006 was $18.2 million having a yield of 4.25%.  This compares to an investment portfolio of $22.1 million at December 31, 2005 having a 3.54% yield.  The primary category of investment in the portfolio at September 30, 2006 was mortgage-backed securities.  At September 30, 2006, 28.8% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. Management does not anticipate purchasing additional investment securities until loan demand declines.

The table below summarizes the carrying value and market value and distribution of the Bank’s investment securities at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Held to maturity:
Mortgage-backed securities	$4,351	$4,224	$5,123	$5,017
Corporate bonds	250	260	285	295
Municipal	444	455	443	452
Total held to maturity	5,045	4,939	5,851	5,764

Available for sale:
Municipal	748	748	343	343
Federal agency	5,938	5,938	7,677	7,677
Mortgage-backed	6,559	6,559	8,291	8,291
Total available for sale	13,245	13,245	16,311	16,311
Total	$18,290	$18,184	$22,162	$22,075

There were no material changes since December 31, 2005 in the maturities or repricing of the investment securities.

Deposits

Total deposits decreased $5.6 million or 6.67% to $78.4 million at September 30, 2006 from $84.0 million at December 31, 2005 primarily due to the decrease in demand deposit accounts, which decreased $9.3 million or 14.9% to $53.3 million at September 30, 2006 from $62.6 million at December 31, 2005.  The general reduction in deposit balances is related to reductions in real estate related industries, such as escrow deposits and brokerage deposits. See “Financial Condition — Comparison of Financial Condition at September 30, 2006 and December 31, 2005 — General” above. This decrease was partially offset by an increase in money market account balances which increased by $3.3 million to $20.1 million at September 30, 2006 from $16.8 million at December 31, 2005.  As interest rates rise, depositors tend to adjust balances into higher yielding account balances.  The deposit mix of non-interest bearing funds to total deposits was 67.9% at September 30, 2006 and 74.5% at December 31, 2005.    Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended September 30, 2006 and 2005 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables appearing on pages 14 through 16 above in the section entitled “Net Interest Income and Net Interest Margin.”  At September 30, 2006 and December 31, 2005, the Bank had deposits from related parties of $8.0 million and $14.2 million, respectively.  Further, at September 30, 2006 and December 31, 2005, deposits from escrow companies represented 39% and 47% of the Bank’s total deposits, respectively.  There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2006 and December 31, 2005, the Bank had no FHLB advances or overnight borrowings outstanding.   On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000.  This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.6 million at September 30, 2006 and $6.7 million at December 31, 2005.  There was an overall increase of $877,760 comprised of:  net income of $754,645; an increase in common stock and additional paid in capital of $89,760 from the exercise of stock options covering 12,000 shares; and an increase in additional paid-in capital of $12,222 attributable to the stock option compensation expense; offset by an decrease of $21,133 in unrealized losses on securities available for sale.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Bank’s cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves the Bank’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  The Bank maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale.   Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, unpledged investment securities available for sale, Federal Reserve Bank; Federal Home Loan Bank;  Pacific Coast Bankers’ Bank stock investments, restricted at cost; and cash surrender value of life insurance.  At September 30, 2006, the Bank’s liquid assets totaled approximately $23.5 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.1%.  At December 31, 2005, the Bank’s liquid assets totaled approximately $39.0 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 42.7%.  Management anticipates that liquid assets and the liquidity level will decline as the Bank becomes more leveraged in the future.

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

The Bank had Total Risk-Based and Tier I Risk-Based capital ratios of 13.06% and 12.03%, respectively at September 30, 2006, as compared to 13.21% and 12.14%, respectively at December 31, 2005.  At September 30, 2006 and December 31, 2005, the Bank’s Leverage Capital Ratios were 8.61% and 7.54%, respectively.  As of September 30, 2006 and December 31, 2005, the Bank was “well-capitalized.”  To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

Chino Commercial Bancorp is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”  As of September 30, 2006, the Company’s Total Risk-Based and Tier I Risk-Based capital ratios were 13.27% and 12.25%, respectively, and its Leverage Capital Ratio was 8.78%.

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

The Bank is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and net interest income tends to decline as interest rates fall. At September 30, 2006, approximately 61.1% of loans have terms that incorporate variable interest rates.  Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes.  Approximately 19.9% of all fixed rate loans at September 30, 2006 mature within twelve months.

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

The Bank uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Bank’s net interest margin.  These simulations provide static information on the projected fair market value of the Bank’s financial instruments under differing interest rate assumptions.  The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Bank’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios.  The rate projections can be shocked (an immediate and sustained change in rates, up or down).    The Bank typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of September 30, 2006, there has been no material change in interest rate risk since December 31, 2005.

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

The Bank has in place acceptable limits for each of the risks identified by the regulatory environment.  The Bank has defined the types of risk, and has mechanisms in place to manage, monitor and report these risks.  Specifically, the Bank focuses on nine risk categories within each area of the Bank.  Those include credit risk, interest rate risk, liquidity risk, market/strategic risk, transaction risk and compliance risk.

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

Changes in Internal Controls

There were no significant changes in the Bank’s internal controls over financial reporting or in other factors in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings - None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3:  Default of Senior Securities - None

Item 4:  Submission of Matters to Vote of Security Holders - None

Item 5:  Other Information - None

Item 6:  Exhibits

3.1	Articles of Incorporation of Chino Commercial Bancorp (1)
3.2	Bylaws of Chino Commercial Bancorp (1)
10.1	2000 Stock Option Plan (1)
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)
10.4	Employment Agreement for Dann H. Bowman (2)
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)
10.6	Item Processing Agreement between the Bank and InterCept Group (1)
10.7	Data Processing Agreement between the Bank and InterCept Group (1)
10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended
10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee, and Chino Commercial Bancorp, as Issuer
10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006
10.11	Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006
11	Statement Regarding Computation of Net Income Per Share (3)
21	Subsidiaries of Registrant (4)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number on the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 5, 2006.
(2)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006.
(3)	The information required by this exhibit is incorporated from Note 3 of the Bank’s Financial Statements included herein.
(4)	Incorporated by reference to the exhibit of the same number on the Company’s Form 10-QSB for the quarter ended June 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006		CHINO COMMERCIAL BACORP

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

	By:	/s/ Sandra F. Pender
Sandra F. Pender
Chief Financial Officer