Form 10KSB
period 2006-12-31
Chino Commercial Bancorp
filed 2007-04-02
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California		20-4797048
State of incorporation		I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California		91710
Address of Principal Executive Offices		Zip Code

(909) 393-8880

Registrant’s telephone number, including area code __________________

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

__________________

1

Indicant by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐Yes    ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☑Yes    ☐No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐Yes ☑No

The registrant’s revenues for its most recent fiscal year were $5,790,370.

As of February 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.1 million. Shares of common stock held by each executive officer and director and each person owning more than five percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2006, there were 723,394 shares of Chino Commercial Bancorp Common Stock outstanding.

     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  ☐Yes ☑No

Form 10-KSB

Table of Contents

	Page
PART I
Item 1 –	Business	4
Item 2 –	Properties	16
Item 3 –	Legal Proceedings	16
Item 4 –	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5 –	Market for Common Equity and Related Stockholder Matters	17
Item 6 –	Management’s Discussion and Analysis of Financial Condition and
Results of Operations		19
Item 7 –	Financial Statements	40
Item 8 –	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure		41
Item 8A – Controls and Procedures		41
Item 8B – Other Information		41
PART III
Item 9 – Directors, Executive Officers, Promoters, Control Persons, and Governance:
Compliance with Section 16(a) of the Exchange Act		42
Item 10 – Executive Compensation		42
Item 11 – Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters		42
Item 12 – Certain Relationships and Related Transactions and Director Independence		42
Item 13 – Exhibits		43
Item 14 – Principal Accountant Fees and Services		43
Signatures		80

PART I

Item 1. Description of Business

General
The Company

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital will enabled the Company to stay on track without any impairment of risk-based capital ratios. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2006, the Company had consolidated assets of $90.5 million, deposits of $79.5 million and shareholders’ equity of $7.5 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, financial information contained throughout this Annual Report prior to July 1, 2006 is for the Bank only. Information for 2006 is for the Company on a consolidated basis unless otherwise stated.

The Bank

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates two full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California.

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Bank is subject to periodic examinations of its operations and compliance by the office of the Comptroller of the Currency (“Comptroller”). The Bank is a member of the Federal Reserve System and a member of the Federal Home Loan Bank. See “Regulation and Supervision.”

The Bank provides a wide variety of lending products for both business and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, accounts receivable financing, factoring, equipment leasing and other working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estates, and home mortgages. As of December 31, 2006, the Company had total assets of $90.5 million and total loans of $51.8 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 76.2%, and commercial loans, which constituted 22.6%, of the Company’s loan portfolio as of December 31, 2006, respectively.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally managed, independently operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings, and money market accounts; certificate of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services. The $79.5 million in deposits at December 31, 2006, consisted of $53.9 million in non-interest bearing deposits, which represented 67.8% of total deposits. The interest-bearing deposits were $25.6 million or 32.2% of total deposits. As of December 31, 2006, deposits from related parties represent approximately 10.9% of total deposits of the Bank. See “Risk Factors – Dependence Upon Related Parties.” Further, at December 31, 2006, 38.3% of the Bank’s deposits were from escrow companies. See “RISK FACTORS—Concentration of Deposit Accounts in One Industry.”

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months, and it was anticipated at the time the plan was announced that certain non-employee directors would sell a significant amount of the Company’s stock in the repurchase program. Information on repurchases in the fourth quarter of 2006 is contained in Item 5 herein.

On February 26, 2007, pursuant to the repurchase plan, the Company repurchased 75,020 shares of its common stock from Gregg C. Gibson, a former director, and his wife in a private transaction. The aggregate purchase price of the transaction was $1,650,440, or $22.00 per share. In connection with this transaction, the Board of Directors retained the services of Carpenter & Company, an investment banking firm specializing in financial institutions based in Irvine, California, to provide an analysis of the value of the shares in question. Based on this analysis and other information available to the Board of Directors, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with Mr. Gibson abstaining. Mr. Gibson resigned from the Board of Directors of the Company and the Bank on February 27, 2007.

On October 27, 2006, Chino Statutory Trust I, a newly formed Delaware statutory trust and wholly owned subsidiary of the Company (the “Trust”), issued an aggregate of $3 million of principal amount of trust preferred securities (the “TPS”). The TPS are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The proceeds from the sale of the TPS were used by the Trust to purchase $3,000,000 in aggregate principal amount of the Company’s fixed/floating rate junior deferrable interest debentures due in 2036 (the “Debentures”). Both the TPS and the Debentures require quarterly distributions and bear interest at a fixed rate of 6.795% per annum for the first five years and thereafter at a variable rate, which will reset quarterly at the three-month LIBOR rate plus 1.68% per annum. The TPS and the Debentures both mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company and the Trust, respectively, after five years. TPS are included as Tier 1 capital, subject to a maximum of 25% of Tier 1 capital for all cumulative preferred stock for purposes of calculating the Company’s regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, no assurance can be given that the TPS will continue to be treated as Tier 1 capital in the future.

The proceeds to the Company are being used primarily to fund the stock repurchase plan described above. Should excess funds be available following the close of the repurchase plan, a portion of such funds may be downstreamed to the Bank, to increase the Bank’s legal lending limit and provide additional capital to support growth opportunities. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” the Trust is not reflected on a consolidated basis in the Company’s financial statements.

Market Area and Competition

The banking business in California generally, and specifically in the market area which the Bank serves, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, and strong unregulated competitors have entered banking markets with products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

The Bank competes for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the market is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services, that the Bank does not offer directly (but some of which the Bank offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank. If customers’ loan demands exceed the Bank's lending limit, the Bank is able to arrange for such loans on a participation basis with other financial institutions and intermediaries.

In recent years, increased competition has also developed from specialized companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self-service branches, and/or in-store branches. Competitors offering such products include traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to Federal and State interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand geographically into other states, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions (see “REGULATION AND SUPERVISION -- Financial Modernization Act” herein).

In an effort to compete affectively, the Company provides quality, personalized service and fast, local decision-making, which cannot always be matched by major banks. The Company relies on local promotional activities, personal relationships established by the Company’s officers, directors, and employees with the Company’s customers, and specialized services tailored to meet the needs of the Company’s primary service area.

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills and Ontario. This primary service area is currently served by approximately 31 competing banks represented by 38 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Bank's lending limit, the Bank is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2006, the Company had 27 full-time and two part-time employees. Of these individuals, nine were officers of the Bank holding titles of Assistant Vice President or above.

Regulation and Supervision

The Company and the Bank are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). We are also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in our common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. See “Financial Modernization Act.”

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Board's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company's equity securities. The Company’s existing stock repurchase program (see “Item 5 -Market for Registrant’s Common Equity and Related Stockholder Matters – Stock Repurchases”) is not subject to any such notification or approval requirements.

The Bank

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller, and is also a member of the Federal Reserve System, as such, is subject to applicable provisions of the

Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). Furthermore, the deposits of the Bank are insured by the FDIC to the maximum limits thereof. For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations, as well as, applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2006, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. At December 31, 2006, 25% of the Company’s Tier 2 capital consisted of trust preferred securities.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as construction and land development loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were 13.51% and 13.21%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.68% and 12.14%, respectively. As of December 31, 2006 the consolidated Company’s Total Risk-Based Capital Ratio was 18.08%, and its Tier 1 Risk-Based Capital Ratio was 16.09% . As the holding company reorganization did not occur until 2006, the Company did not have capital ratios as of December 31, 2005.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movements in interest rates. While interest risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The Comptroller and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 7.98% and 7.54% on December 31, 2006 and 2005, respectively. As of December 31, 2006 the consolidated Company’s Leverage Capital Ratio was 11.19% . All of the above ratios exceeded regulatory minimums. As indicated above, the Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2006 and 2005, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of a memorandum of understanding, cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of monetary civil penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC and are therefore subject to FDIC deposit insurance assessments. The FDIC Reform Act of 2005, which was enacted in February 2006, merged the Bank Insurance Fund and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”); increased insurance coverage for retirement accounts to $250,000; indexed the deposit insurance levels for inflation every five years; changed the designated reserve ratio for the Deposit Insurance Fund to a range of between 1.15% and 1.50% of estimated insured deposits; and required the FDIC to provide cash rebates to insured institutions under certain circumstances.

Effective January 1, 2007, the FDIC adopted final regulations pursuant to the above legislation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the Deposit Insurance Fund. Under the new regulations, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The current rates under the new regulations for nearly all insured financial institutions vary between five and seven cents per $100 of assessable deposits. The FDIC allows the use of credits for certain assessments previously paid, and the Bank believes that it has credits that will offset certain assessments.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2007 is 1.22 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution's record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in July 2003, and received a "satisfactory" CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers. This legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definition, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are “financial in nature” or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“The Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

  conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

  ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

  the development of internal policies, procedures, and controls;

  the designation of a compliance officer;

  an ongoing employee training program; and

  an independent audit function to test the programs.

The Company implemented the requirements under the Patriot Act during 2001 and 2002. Compliance with such requirements has all been accomplished with existing staff, so the financial impact on the Company has been negligible.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company does expect to incur significant costs in the future in connection with compliance with Section 404 of Sarbanes-Oxley, which will require management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The compliance date for these requirements has been extended so that the Company will not be required to comply until its fiscal year ending December 31, 2007.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

RISK FACTORS

Statements and financial discussion and analysis by management contained throughout this report that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Facts that could cause actual results to differ materially from forward-looking statements herein include, without limitation, the factors set forth below. The risks and uncertainties described below are not all inclusive because additional risks and uncertainties not presently known to management or that management currently believes are immaterial also may impair the Company’s business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Changes in economic conditions in the Company’s market areas could hurt the Company’s business materially. A substantial majority of the Company’s assets and deposits are generated in the Inland Empire of Southern California. The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The State of California continues to face challenges upon which the long-term impact on the State’s economy cannot be predicted. A deterioration in economic conditions in the Inland Empire or in Southern California generally, whether caused by national concerns or local concerns, could result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral the Company takes to secure its loan portfolio, a decrease in demand for its products and services, or lack of growth or a decrease in low cost or non-interest bearing deposits; any of which could materially hurt the Company’s business. While the Company’s market areas have not experienced the same degree of challenges, no assurance can be given that this will continue to be the case.

Concentrations of real estate loans could subject the Company to increased risks in the event of a real estate recession or natural disaster. At December 31, 2006, 76.2% of the Bank’s loans are real estate loans, most of which are secured by real property in California. Conditions in the California real estate market would be expected to influence the Company’s level of non-performing assets. A real estate recession in Southern California could adversely affect the Company’s results of operations. In addition, historically, California has experienced, on occasion, significant natural disasters, including earthquakes and brush fires. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Bank’s real estate secured loans and adversely affect the Bank. Further, from 2002 to 2006 real estate prices in Southern California, including the Inland Empire, rose precipitously. If real estate prices were to fall in Southern California, the security for many of the Bank’s real estate secured loans could be reduced and the Bank could incur significant losses if borrowers of real estate secured loans default, and the value of the Bank’s collateral is insufficient to cover the losses. Furthermore, the Comptroller has issued regulations related to concentrations of commercial real estate loans which may affect the Company’s ability to make additional secured loans to its customers.

The Company’s business may be affected by a significant concentration of deposits within one industry. As of December 31, 2006 and 2005, deposits from escrow companies represented 35% and 47% of the Bank’s total deposits, respectively. Four escrow companies accounted for 28% of total deposits on December 31, 2006. Further, approximately 39.3% of all deposits from escrow companies at December 31, 2006 were from escrow companies affiliated with certain directors of the Bank. During 2006, the escrow industry has suffered a downturn, due to a decrease in purchases and sales of real property and the deposits from escrow companies in the Bank have decreased which could have a material adverse effect on the financial condition of the Bank in the future. The Bank has no reason to believe that its directors who are affiliates of certain of the escrow companies would remove the deposit accounts of the escrow companies from the Bank, such an event in a short-time frame could present a significant liquidity and earnings issue for the Bank. See “Dependence Upon Related Parties,” above and Notes 8 and 15 of Audited Financial Statements included elsewhere herein.

The Company’s earnings are subject to interest rate risk. Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuations and is effected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond the Company’s control. Fluctuations in interest rates affect the demand of customers for the Bank’s products and services, and the Bank is subject to interest rate risk to the degree that the Bank’s interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis that the Bank’s interest-earning assets. Given the current volume, mix and re-pricing characteristics of the Bank’s interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread should not change significantly if interest rates rise or fall. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if the Bank does not actively manage certain loan index rates in a declining rate environment, the Bank would be negatively impacted.

The Bank operates in a competitive market dominated by banks and other financial services providers, many of which have lower cost structures and offer more services, and our efforts to compete may not be successful.

In California generally, and in the Bank’s primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital, such institutions have substantially greater lending limits than the Bank has, and perform certain functions for their customers, including trust services and international banking, which the Bank is not equipped to offer directly. Many of these banks also operate with “economies of scale” that result in lower operating costs relative to revenue generated.

The Bank also competes with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without the Bank’s service area, as well as with quasi-financial institutions, for deposits and loans. Financial services are increasingly offered over the Internet on a national and international basis, and the Bank competes with providers of these services as well. Ultimately, competition can drive down the Bank’s interest margins and reduce its profitability. It also can make it more difficult for the Bank to continue to increase the size of its loan portfolio and deposit base. See “Item 1, Business – Competition.”

There is a limited public market for the Company’s stock, so shareholders may be unable to sell their shares at the times and in the amounts they desire. The Company’s stock is not listed on any national or regional exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), although the stock is quoted for trading on the OTC Bulletin Board. While the Company’s common stock is not subject to any specific restrictions on transfer, shareholders may have difficulty selling their shares of common stock at the times and in the amounts they desire.

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared for the foreseeable future, and no assurance can be given that the Company's earnings will permit the payment of dividends of any kind in the future.

The Company is a legal entity separate and distinct from its banking subsidiary. Substantially all of the Company’s revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to the Company by the Bank. Dividends payable to the Company by the Bank are restricted under federal laws and regulation. See “Item 5, MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS– Dividends.”

The Bank may experience loan losses in excess of its allowance for loan losses. The Bank maintains an allowance for loan losses at a level, which Management believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond our control, may cause our actual loan losses to exceed the current allowance estimates. If the actual loan losses exceed the amount provided for, it will negatively impact the Bank’s earnings. In addition, the Comptroller, as part of its supervisory functions, periodically reviews the Bank’s allowance for loan losses. Such agency may require the Bank to increase the provision for loan losses or to recognize further loan losses, based upon its judgments, which may be different from those of management. Any increase in the allowance required by the Comptroller could also negatively impact the Bank.

The Company’s business may be affected by a significant concentration of deposits with related parties. The Bank has deposits with certain of its directors whose businesses represent a significant portion of the deposit balances of the Bank, representing 13.5% of the Bank’s total deposits at December 31, 2006. While the Bank has no reason to believe that the deposits of these related parties would be withdrawn, such an event in a short-time frame would present a significant liquidity and earnings issue for the Bank. It is anticipated that securities available-for-sale and the Bank’s credit availability would be sufficient to offset such a liquidity need, although there can be no assurances that this would be the case. See “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The Bank depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services. The Bank’s future success depends in large part upon the continuing contributions of its key management personnel. If the Bank loses the services of one or more key personnel within a short period of time, it could be adversely affected. The Bank’s future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Bank’s inability to attract and retain additional key officers could adversely affect the Bank. The Bank can provide no assurance that the Bank will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future. The Bank has one employment contract with its President, Dann H. Bowman, that provides for, among other things, severance payments if the employment arrangement is terminated without cause.

Item 2. Description of Properties

The Company's main office and administrative headquarters are located at 14345 Pipeline Avenue, Chino, California. The Company leases these premises pursuant to a lease which within an initial term expired on June 30, 2005, and the Company exercised its one renewal option for an additional five year term. Current rent expense under the lease is $6,643 per month, with annual rental increases based on the increase in the consumer price index for the Los Angeles/Orange County areas, not to exceed 3% in any year. The Company's main office consists of approximately 6,954 square feet of interior floor space in a single-story 13,000 square foot commercial office building. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

On January 5, 2006 the Bank opened its second branch facility at 1551 S. Grove Avenue, Ontario, California. The Bank premise was constructed during 2005. The initial land purchase was finalized in June 2005 for $639,150 and construction of a 6,390 square foot facility began shortly thereafter. The final cost of construction and equipment totaled $1,287,208. This single story building has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

In the opinion of Management, the Bank’s properties are adequately covered by insurance.

Item 3. Legal Proceedings

The Bank is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholders Matters, and Registrant’s Purchase of Equity Securities

Trading History

To date, there has been only a very limited market for the Company’s Common Stock, and although the stock is not subject to any specific restrictions on transfer, there can be no assurance that a more active trading market will develop in the future, or if developed, that it will be maintained. The Company’s Common Stock is quoted for trading on the OTC Bulletin Board under the symbol “CCBC.” Management is aware of the following Securities Dealers, which actively make a market in the Bank’s Common Stock: The Stone & Youngberg LLC, Big Bear Lake, California and Wedbush Morgan Securities, Portland Oregon (the “Securities Dealers”).

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Common Stock for the year ended December 31, 2006 and 2005, and is based upon information provided by the Securities Dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers.

	Quotations for
	the Bank’s		Approximate
	Common Stock[1]		Trading Volume
	High	Low

Year Ended December 31, 2006

Fourth Quarter	$21.00	$19.00	39,537
Third Quarter	$22.50	$19.50	28,352
Second Quarter	$24.00	$20.65	52,513
First Quarter	$23.00	$18.00	47,433

Year Ended December 31, 2005

Fourth Quarter	$21.25	$19.25	24,700
Third Quarter	$21.25	$19.50	21,700
Second Quarter	$22.00	$18.76	17,700
First Quarter	$20.00	$18.75	24,400

1 Inasmuch as the Company did not acquire the outstanding shares of the Bank until July 1, 2006, the information contained herein for 2005 and part of 2006 is for the Bank's stock. As of the effective date of the holding company reorganization (July 1, 2006), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

Holders

As of February 28, 2007 there were approximately 491 shareholders of record of the Common Stock.

Dividends

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. The Bank's dividend practices in turn depend upon legal restrictions, the Bank's earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank's Board of Directors at that time.

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. Prior to the holding company reorganization effective July 1, 2006, the Bank had not paid any cash dividends. The Company has not paid any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. To the extent that the Company receives cash dividends from the Bank, the Company presently intends to continue to retain these funds for future growth and expansion. No assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future.

The Bank’s ability to pay cash dividends to the Company is also subject to certain legal limitations under federal laws and regulations. No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a) which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods are transferred to the surplus fund before each dividend is declared.

Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Comptroller has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by the Bank is also governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of any dividend which would constitute an unsafe and unsound banking practice.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met. Those conditions are generally as follows: (i) the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the company’s current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program for the purchase of up to $3 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months. The following table provides information concerning the Company’s repurchases of its common stock during the fourth quarter of 2006:

	October	November	December
Total shares purchased	0	0	0
Average per share price	n/a	n/a	$19.90

Number of shares purchased as part of	n/a	n/a	26,239
publicly announced plan or program

Maximum number of shares remaining for	n/a	n/a	113,880
purchase under a plan or program

In addition, on February 26, 2007, pursuant to the repurchase plan, the Company repurchased 75,020 shares of its common stock from Gregg and Judith Gibson in a private transaction. The aggregate purchase price of the transaction was $1,650,440, or $22.00 per share. See “Item 1 – BUSINESS – Recent Developments” above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

Equity compensation plans
approved by security
holders…	120,393	$7.26	108,405

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three year period ended December 31, 2006. The discussion should be read in conjunction with the consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-KSB Annual Report.

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties.

When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results of Chino Commercial Bancorp could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-KSB and in the Company’s other reports filed with the Securities and Exchange Commission pursuant to the rules and regulations of the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Selected Financial Data

The following table presents selected historical financial information concerning the Company2, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report. All share and per share information set forth herein has been adjusted to reflect the three-for-two stock split declared for shareholders of record as of May 20, 2004. Statistical information set forth below is generally based upon average daily balances.

		Selected Financial Data
	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$90,475	$91,332	$77,086	$58,601	$41,662
Investment securities held to maturity	4,784	5,851	4,801	5,328	2,517
Investment securities available for sale	11,839	16,311	15,563	9,464	10,683
Loans held for sale	–	–	–	127	4,151
Loans receivable, net [1]	51,021	41,807	34,397	27,088	17,710
Deposits	79,454	84,022	70,741	53,093	36,535
Non-interest bearing deposits	53,845	62,611	56,112	40,770	25,655
Subordinated notes payable to subsidiary trust	3,093	–	–	–	–
Stockholders’ equity	7,453	6,694	5,901	5,330	4,936
Selected Operating Data:
Interest income	5,120	4,261	3,086	2,456	1,852
Interest expense	512	260	172	191	228
Net interest income	4,608	4,001	2,914	2,265	1,624
Provision for loan losses	72	137	78	97	120
Net interest income after provision for loan losses	4,536	3,864	2,837	2,168	1,504
Non-interest income	671	553	558	479	495
Non-interest expense	3,570	2,965	2,476	2,209	1,796
Income tax expense (benefit)	627	567	336	(62)	–
Net income	$1,010	$885	$581	$501	$203
Share Data:
Basic income (loss) per share	$1.23	$1.08	$0.71	$0.61	$0.25
Diluted income (loss) per share	$1.14	$1.00	$0.66	$0.59	$0.25
Weighted average common shares outstanding:
Basic	821,996	818,453	818,453	818,453	818,453
Diluted	883,736	884,212	883,672	853,865	825,949

2 Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for 2005 and earlier is for the Bank only. Information for 2006 is for the Company on a consolidated basis unless otherwise stated.

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Performance Ratios:[2]
Return on average assets	1.14%	1.05%	0.82%	0.99%	0.59%
Return on average equity	13.91%	14.03%	10.26%	9.66%	4.26%
Equity to total assets at the end of the period	8.24%	7.33%	7.66%	9.10%	11.85%
Net interest spread[3]	4.39%	4.04%	3.49%	3.59%	3.52%
Net interest margin[4]	5.78%	5.13%	4.48%	4.81%	5.05%
Average interest-earning assets to
average interest-bearing liabilities	317.61%	428.44%	473.56%	400.99%	315.68%
Loans to deposits at year end	65.16%	50.58%	49.37%	52.11%	60.46%
Core efficiency ratio[5]	67.63%	65.11%	71.33%	80.50%	84.76%
Non-interest expense to average assets	4.01%	3.51%	3.50%	4.37%	5.21%
Regulatory Capital Ratios: [2]
Average equity to average assets	8.16%	7.46%	8.00%	10.26%	13.92%
Leverage capital	11.19%	7.54%	8.36%	9.48%	12.04%
Tier I risk-based	16.09%	12.14%	13.80%	16.64%	19.37%
Risk-based capital	18.08%	13.21%	14.81%	17.74%	20.19%
Asset Quality Ratios:2, 6
Allowance for loan losses as a percent of gross
loans receivable[1]	1.19%	1.28%	1.17%	1.20%	1.15%

Net charge-offs to average loans held for investment	n/a	n/a	n/a	0.02%	-0.02%
Non-performing loans to total loans held for
investment	n/a	n/a	n/a	n/a	n/a

1 The allowance for loan losses at December 31, 2006, 2005, 2004, 2003 and 2002 was $615,808, $544,140, $407,046, $329,398, and $205,615, respectively.

2 Asset quality ratios and regulatory capital ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.

3 Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

4 Net interest margin represents net interest income as a percent of interest-bearing assets.

5 Core efficiency ratio represents non-interest expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes gains on the sale of investment securities.

6 For definitions and further information relating to the Bank’s regulatory capital requirements (see “Regulation and Supervision – Capital Adequacy Requirements”).

7 The Bank had no non-performing assets or loans at the end of any of the periods reported.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2006.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan and lease losses. Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2006 and December 31, 2005—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included elsewhere herein.

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

The Company achieved record earnings in 2006 and has posted continued increases in earnings since 2001. For the year ended December 31, 2006, the Company recorded net income of $1,009,555 or $1.14 per diluted share as compared to net income of $885,173 or $1.00 per diluted share for the year ended December 31, 2005. The return on average assets was 1.14% and 1.05% for the years ended December 31, 2006 and 2005, respectively. The return on average equity was 13.91% and 14.03% for the years ended December 31, 2006 and 2005, respectively.

The year ended December 31, 2006 represented another year of continued growth in the loan portfolio balances, which grew by 21.8% . Loan growth coupled with an average loan yield of approximately 7.84% resulted in an increase in interest and fee income on loans, which rose to $3.6 million from $2.9 million.

Although the Company continued to grow in its loan portfolio balances, total assets declined slightly to $90.5 million or 1.0% . This slight decline was due to a decrease in deposits of 5.4% to $79.5 million from $84.0 million. This is resulting from a general contraction in the deposit accounts of a number of the Company’s customers which are engaged in real estate related industries. The most prominent contraction occurred in a number of Escrow Trust accounts reflecting a general slowdown of real estate sales. Overall, the total number of deposit accounts increased during this period; however, the average balances per account declined.

The following factors reflect the Company’s continued growth and are important factors relevant to the Company’s results of operations and financial conditions:

  Net income increased by 14.05% or $124,382 to $1,009,555 for the year ended December 31, 2006 as compared to $885,173 for the year ended December 31, 2005

  Return on average assets increased to 1.14% from 1.05% and return on average equity decreased to 13.91% from 14.03%.

  Assets decreased by $0.8 million or 1.0% to $90.5 million

  Loans increased by $9.3 million or 21.8% to $51.8 million

  Deposits decreased by $4.6 million or 5.4% to $79.5 million with non-interest deposits representing 67.8% of the total

  The Company implemented a stock repurchase program by issuing a $3 million in trust preferred securities, increasing average interest bearing liabilities by $0.6 million.

Results of Operations

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits. The difference is “net interest income”. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Bank (“FRB”).

Interest income increased $0.9 million or 20.2% to $5.1 million for the year ended December 31, 2006 from $4.3 million for the year ended December 31, 2005. Interest income for 2004 was $3.1 million. The increase was principally due to the increase in interest and fee income on loans as the average balance of net loans increased to $46.4 million for the year ended December 31, 2006 from $38.2 million for the year ended December 31, 2005. The average balance of net loans was $30.5 million for the year ended December 31, 2004. Average interest-earning assets increased $1.7 million to $79.7 million for the year ended December 31, 2006 compared to $78.0 million for the year ended December 31, 2005 and $65.0 million for the year ended December 31, 2004. This increase was coupled with an increase in the yield on average earning assets to 6.43% for the year ended December 31, 2006 from 5.46% and 4.75% for the years ended December 31, 2005 and 2004, respectively. The primary reason for the increase in the asset yield was the impact of rising interest rates as the Federal Reserve continued to increase rates since June 2004.

The average yield on securities (U. S. Government agencies, mortgage-backed securities, and other securities) increased to 4.31% for the year ended December 31, 2006 from 3.54% and 3.28% for the years ended December 31, 2005 and 2004, respectively. The average balance of securities decreased to $25.7 million for the year ended December 31, 2006 from $27.8 million for the prior year end. The average balance of investment securities for the year ended December 31, 2004 was $23.7 million.

The continued growth in the loan portfolio has had a positive impact on net interest income since 2004. Average net loans increased to $46.4 million for the year ended December 31, 2006 reflecting a $8.3 million increase over 2005 and a $15.9 million increase over 2004. The yield on average loans, increased to 7.84% for the year ended December 31, 2006 from 7.57% and 7.11% for the years ended December 31, 2005 and 2004, respectively. The increase of 27 basis points in 2006 and 46 basis points in 2005 reflect the impact of the rising rate environment.

Interest expense increased by $252,278 to $511,873 for the year ended December 31, 2006 from $259,595 and $171,566 for the years ended December 31, 2005 and 2004, respectively. The reason for the increase is twofold: (1) the impact of a rising interest rate environment since June 2004; and (2) the increase in the balance of interest-bearing deposits and long-term debt. The average balance of interest-bearing deposits increased by $6.3million or 34.7% to $24.5 million for the year ended December 31, 2006 from $18.2 million and $13.7 million for the years ended December 31, 2005 and 2004, respectively. The average interest rate the Bank paid for deposits increased by 50 basis points to 1.93% for the year ended December 31, 2006 as compared to 1.43% and 1.25% for the years ended December 31, 2005 and 2004, respectively. The Company continues to maintain a high ratio of non-interest bearing deposits to total deposits of 67.8% at December 31, 2006 as compared to 74.5% and 79.3% at December 31, 2005 and 2004, respectively. The Company implemented a stock repurchase program in November, 2006 to increase stock value, return on equity and earnings per share. To accomplish this, the Company issued $3 million in trust preferred securities (“TPS”). The TPS were issued on October 27, 2006 and increased average interest bearing liabilities by $0.6 million for the year ended December 31, 2006. Interest related to the TPS was $35,673. The addition of the TPS increased the yield on average interest bearing liabilities 0.11% to 2.04% for year ended December 31, 2006.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. The net interest margin was 5.78% for the year ended December 31, 2006 as compared to 5.13% and 4.48% for the years ended December 31, 2005 and 2004, respectively. The primary reason for the increase was the overall rising rate environment coupled with the growth in the net loan balances. The Company’s loan to deposit ratio increased from 50.58% to 65.15% for years ended December 31, 2005 and 2006, respectively, which positively impacted the net interest margin.

The following table sets forth certain information relating to the Company for the years ended December 31, 2006, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances. Yields include amortized loan fees and costs, which are considered adjustments to yields. The table reflects the Bank’s average balances of assets, liabilities and stockholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	Distribution, Yield and Rate Analysis of Net Income
	($ in thousands)

	For the year ended			For the year ended			For the year ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate	balance	Expense	Yield/Rate	balance	Expense	Yield/Rate
Assets
Interest-earnings assets
Net loans	$ 46,410	$ 3,639	7.84%	$ 38,154	$ 2,888	7.57%	$ 30,518	$ 2,171	7.11%
Securities of U.S. government
agencies	6,935	245	3.53%	7,130	205	2.88%	3,635	96	2.64%
Mortgage-backed securities	11,992	529	4.41%	13,222	479	3.62%	13,588	458	3.37%
Other securities	6,764	334	4.94%	7,494	302	4.03%	6,482	223	3.44%
Federal funds sold	7,564	373	4.93%	11,989	387	3.23%	10,801	138	1.28%
Total interest-earning assets	79,665	5,120	6.43%	77,989	4,261	5.46%	65,024	3,086	4.75%
Non-interest earning assets	9,256			6,562			5,804
Total assets	$ 88,921			$ 84,551			$ 70,828

Liabilities and Stockholders'
Equity
Interest-bearing liabilities
Money market & NOW	$ 19,859	364	1.83%	$ 13,562	180	1.33%	$ 9,930	124	1.25%
Savings	1,042	4	0.38%	941	4	0.43%	681	2	0.29%
Time deposits < $100,000	1,517	41	2.70%	1,615	30	1.86%	1,698	24	1.41%
Time deposits equal to or >
$100,000	2,103	65	3.09%	2,085	46	2.21%	1,422	22	1.55%
FHLB Borrowings	3	1	23.33%	0	0	0.00%	0	0	0.00%
Subordinated debenture	559	37	6.62%	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	25,083	512	2.04%	18,203	260	1.43%	13,731	172	1.25%
Non-interest bearing deposits	55,920			59,722			51,221
Non-interest bearing liabilities	663			317			212
Stockholders' equity	7,255			6,309			5,664
Total liabilities and
stockholders' equity	$ 88,921			$ 84,551			$ 70,828

Net interest income		$ 4,608			$ 4,001			$ 2,914

Net interest spread			4.39%			4.04%			3.49%
Net interest margin			5.78%			5.13%			4.48%

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

	Rate Volume Analysis
	For the year ended			For the year ended
	December 31,			December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Net loans	$644	$107	$751	$571	146	$717

Securities of U.S. government agencies	(6)	46	40	99	10	109
Mortgage-backed securities	(48)	98	50	(12)	33	21
Other securities	(31)	63	32	38	41	79
Federal funds sold	(174)	160	(14)	17	232	249
Total interest-earning assets	386	473	859	713	462	1,175

Interest-bearing liabilities
Money market & NOW	101	83	184	47	9	56
Savings	0	(0)	0	1	1	2
Time deposits < $100,000	(2)	13	11	(1)	7	6

Time deposits equal to or > $100,000	0	19	19	12	12	24
FHLB Borrowings	0	1	1	0	0	0
Subordinated debenture	0	37	37	0	0	0
Total interest-bearing liabilities	100	152	252	59	29	88
Change in net interest income	$286	$321	$607	$654	$433	$1,087

As shown above, the rate variance contributed $321,000 to the Company’s net interest income and volume contributed $286,000 for a net increase in net interest income of $607,000 for the year ended December 31, 2006. For the year ended December 31, 2006, the rate variance was $433,000 and volume contribution was $654,000 resulting in a net increase in net interest income of $1,087,000. Both volume and rate in the loan portfolio increased in both period comparisons as the Company concentrated on increasing its loan portfolio. No purchases of investment securities were made in the final half of the year 2006 as the Company reallocated its funds to the loan portfolio. The reduction in investment securities was a result of pay downs and maturities. Overnight Federal Funds decreased in volume as a direct decline in demand deposits as discussed in the Deposit section. Although the Company does not aggressively seek Money Market and NOW accounts, both volume and rate have increased in both period comparisons. The other significant increase in interest expense was interest on the subordinated debenture derived from the issuance of a Trust Preferred Security funded on October 27, 2006 and accounted for a $37,000 increase in net interest expense for year ended December 31, 2006.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan and Lease Losses.”

The Company’s provision for loan losses was $71,668, $137,093 and $77,648 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in the provision for loan losses during reflects the increase in loan receivable balances. The Bank increased the provision for loan losses during 2005 to ensure adequacy of the allowance, as credit quality concerns usually arise during a rising rate environment, as well as maintaining comparability with its peer group ratio of allowance for loan losses to total loans. The Company increased its allowance for loan losses to $625,808 during 2006 to maintain of the allowance, but did not increase the reserve at the same rate as the previous year due to a slow down in the rising rate environment. The allowance for loan losses was $615,808 or 1.19% of gross loans held for investment at December 31, 2006 as compared to 544,139 or 1.28% and $407,046 or 1.17% of gross loans held for investment at December 31, 2005 and 2004, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned specific allowances for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Comparison of Financial Condition at December 31, 2006 and December 31, 2005 –Allowance for Loan Losses,” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

			Non-interest Income
			($ in thousands)
	2006	%	2005	%	2004	%
	Amount	of Total	Amount	of Total	Amount	of Total

Service charges on Deposit Accounts	$569	84.80%	$462	83.55%	$430	77.06%
Other miscellaneous fee income	38	5.66%	9	1.63%	2	0.36%
Income from Mortgage Banking	0	0.00%	18	3.25%	66	11.83%
Income from Bank Owned Life Insurance	64	9.54%	64	11.57%	60	10.75%
	$671	100.00%	$553	100.00%	$558	100.00%

Other income includes service charges on deposit accounts, income from bank owned life insurance and other miscellaneous income. Non-interest income increased by $117,468 or 21.2% to $670,740 for the year ended December 31, 2006 as compared to $553,272 for the year ended December 31, 2005, primarily due to an increase in collected charges for non-sufficient fund activity. Total non-interest income represented 11.6% of total revenue for 2006 as compared to 11.5% for 2005.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks placing, stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees increased $107,116 or 23.2% to $568,794 for the year ended December 31, 2006 from $461,678 and $429,622 for the years ended December 31, 2005 and 2004, respectively. The Bank periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts grew 22.5% in 2006 to 1,603 accounts at year end from 1,309 and 1,131 accounts at December 31, 2005 and 2004, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

During the years ended December 31, 2003 and 2004, the Company actively originated mortgage loans to broker through an origination conduit. The bank received fee income from this program. The Bank discontinued this program in May 2004, and therefore received no further income from this program in the year ended 2006. The income booked in 2005 was received from prior period activity.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

			Non-interest Expense
			($ in thousands)
	2006	%	2005	%	2004	%
	Amount	of Total	Amount	of Total	Amount	of Total

Salaries and employee benefits	$1,779	49.84%	$1,452	48.98%	$1,235	49.87%
Occupancy and equipment	405	11.34%	263	8.87%	254	10.26%
Data processing	279	7.82%	224	7.55%	192	7.75%
Deposit products and services	349	9.78%	331	11.16%	247	9.98%
Professional	259	7.25%	164	5.53%	172	6.95%
Advertising and marketing	98	2.75%	128	4.32%	78	3.15%
Directors' fees and expenses	88	2.46%	78	2.63%	66	2.67%
Printing and supplies	64	1.79%	54	1.82%	38	1.53%
Telephone	33	0.92%	20	0.67%	20	0.81%
Insurance	24	0.67%	24	0.81%	23	0.93%
Other expenses	192	5.38%	227	7.66%	151	6.10%
Total non-interest expenses	$3,570	100.00%	$2,965	100.00%	$2,476	100.00%
Non-interest expense as a
percentage of average assets		4.01%		3.51%		3.50%
Efficiency ratio		67.63%		65.11%		71.33%

Non-interest expense was $3.6 million for the year ended December 31, 2006 as compared to $3.0 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. Expenses that increased significantly in 2006 were Salaries and employee benefits, Occupancy and equipment, Professional services, and Data processing expenses. Numerous categories of non-interest expense reflect small dollar increases and low to negative percentage increases and therefore are not discussed herein. Salaries and employee benefits expense increased to $1.8 million for the year ended December 31, 2006 as compared to $1.5 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively. This increase was due primarily to an increase in staff, as new branch staff was hired during in late 2005 with full salary and benefits expense reflected in 2006. These increases were offset by a slight decrease in the capitalization of loan origination costs, which were $124,283 for the year ended December 31, 2006 as compared to $141,697 and $113,700 for the years ended December 31, 2005 and 2004, respectively. Occupancy and equipment expense increased $142,000 to $405,000 for the year ended December 31, 2006, due to the opening of the Bank’s new Ontario branch.

Occupancy and equipment expense were $263,000 and $254,000 for the years ended December 31, 2005 and 2004, respectively. Professional services increased from $164,000 in 2005 to $259,000 for the year ended December 31, 2006 due to the non-recurring expenses related to the creation of the holding company which occurred in 2006. Data processing expenses increased due to increases in the number of loans and deposits. Data processing expense increased to $279,000 for year ended December 31, 2006 from $224,000 and $192,000 for the years ended December 31, 2005 and 2004, respectively. Deposit products and services expenses which includes courier expense, third party payments and check printing charges increased slightly to $349,000 for the year ended December 31, 2006 as compared to $331,000 and $247,000 for the years ended December 31, 2005 and 2004, respectively. The efficiency ratio increased to 67.63% for the year ended December 31, 2006 from 65.11% for the prior year. The Company’s efficiency ratio should decrease as its new branch develops new business for the Bank.

Provision for Income Taxes

In 2006 the Company’s provision for federal and state income taxes was $627,464, while the tax provision was $566,619 and $336,328 for 2005 and 2004, respectively. This represents 38.3% of income before taxes in 2006, 39.0% in 2005, and 36.6% in 2004. The increase in the effective rate is a direct result of the Company’s increase in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

These rates are below the blended statutory federal income tax rate of 34.0% and the California income tax rate of 11.0%, net of federal tax benefit as a result of the following book to tax adjustments to income for each period: investment income on certain municipal bonds (federal tax exempt) and income on life insurance policies (tax exempt). These book to tax adjustments and income variances from tax-exempt assets cause fluctuations in the effective tax rates.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

General

At December 31, 2006 and 2005, the Bank had total assets of $90.5 million and $91.3 million, respectively, representing a decrease of $0.8 million or 1.0% . Net loans increased significantly by $9.2 million or 22.0% to $51.0 million from $41.8 million at December 31, 2006 and 2005, respectively. Total Investments decreased by $9.0 million or 31.2% to $19.8 million at December 31, 2006 from $28.8 million at December 31, 2005. Cash and cash equivalents were $15.0 million at December 31, 2006 as compared to $16.7 million at December 31, 2005. The $9.2 million increase in net loans; offset by the $1.7 million decrease in cash and cash equivalents; the $8.9 million decrease in total investments were a result in reduced deposit balances of $4.5 million from $84.0 million at December 31, 2005 to $79.5 million at December 31, 2006. The Company formed a statutory business trust from which was issued $3.0 in Trust Preferred Securities. This increased total liabilities of the Company as well as total cash from which the Company will repurchase common stock. (See Note 9 to the audited financial statements in Item 7, herein).

Loan Portfolio Composition

Gross Loans increased by $9.3 million or 21.8% to $51.8 million as of December 31, 2006 from $42.5 million as of December 31, 2005. Net Loans comprised 56.4% and 45.8% of the total assets at December 31, 2006 and December 31, 2005, respectively.

The following table sets forth the composition of the Company’s loan portfolio before the allowance for loan losses by major category, both in dollar amount and percentage of the portfolio at the dates indicated:

Distribution of Loans and Percentage Compositions

As of December 31, 2006			As of December 31, 2005		As of December 31, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Real estate	$37,522	72.48%	$30,444	71.64%	$23,886	68.39%
Commercial	11,677	22.55%	8,296	19.52%	6,597	18.89%
Construction	1,925	3.72%	2,791	6.57%	3,521	10.08%
Farm/Agriculture	0	0.00%	331	0.78%	346	0.99%
Installment	649	1.25%	633	1.49%	574	1.64%
	$51,773	100.00%	$42,495	100.00%	$34,924	100.00%

Real estate loans increased by $7.1 million or 23.2% to $37.5 million or 72.5% of total loans at December 31, 2006 from $30.4 million at December 31, 2005 or 71.6% of total loans. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans increased to $33.5 million at December 31, 2006 from $26.4 million at December 31, 2005. Residential real estate loans remained relatively unchanged at $4.0 at December 31, 2005 and 2006. These commercial and residential properties may be either owner-occupied or for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will make up a significant part of the Company’s loan portfolio in the future.

Commercial loans increased by $3.4 million to $11.7 million or 22.6% of total loans at December 31, 2006 from $8.3 million at December 31, 2005 or 19.5% of total loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans, consisting primarily of participations in loans to single-family real estate developers and to individuals in Southern California, decreased by $0.9 million to $1.9 million or 3.7% of total loans at December 31, 2006 from $2.8 million at December 31, 2005 or 6.6% of total loans.

Farm/Agriculture loans, consisting primarily of one nursery land loan, and was paid off in early 2006. The balance at December 31, 2005 was $330,920 or 0.8% of total loans.

Installment loans, consisting primarily of consumer loans, increased by $15,672 to $649,183 or 1.3% of total loans at December 31, 2006 from $633,511 or 1.5% of total loans at December 31, 2005.

The following table shows the maturity distribution and repricing intervals of the Bank’s outstanding loans at December 31, 2006. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Loan Maturities and Repricing Schedule
	As of December 31, 2006
	($ in thousanda)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Real Estate	$3,172	$18,908	$15,442	$37,522
Commercial	9,219	1,481	977	11,677
Construction	1,925	0	0	1,925
Farm/Agriculture	0	0	0	0
Installment	358	291	0	649
Total gross loans	$14,674	$20,680	$16,419	$51,773
Loans with floating interest rates	$11,135	$12,436	$9,083	$32,654
Loans with fixed interest rates	$3,539	$8,244	$7,336	$19,119

Off-Balance Sheet Arrangements

During the ordinary course of business, the Bank will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At December 31, 2006 and 2005, the Company had $6.4 million and $7.9 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Bank. At December 31, 2006 and 2005 the Bank had established a reserve for unfunded commitments of $27,607 and $56,539 respectively.

At December 31, 2006 and 2005, the Bank had letters of credit of $285,300 and $315,300, respectively. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note 12 to the audited financial statements in Item 7 herein.

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

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reserve any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

As of December 31, 2006 and 2005, the Company had no loans on non-accrual status, restructured loans, or OREO. At December 31, 2006 and 2005, the Company had classified loans totaling $2.3 million or 4.82% of average loans and $1.3 million or 3.01% of average loans, respectively. All classified loans were current at December 31, 2006 and 2005. Management continues to anticipate that there will be a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established an allowance for loan losses of $615,808 and $544,139 at December 31, 2006 and December 31, 2005, respectively.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level Management considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss history, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

The Company formally assesses the adequacy of the allowance on a quarterly basis. This assessment is comprised of: (i) reviewing the adversely graded, delinquent or otherwise questionable loans; (ii) generating an estimate of the loss potential in each loan; (iii) adding a risk factor for industry, economic or other external factors; and (iv) evaluating the present status of each loan and the impact of potential future events.

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.65% to 2.00% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.50% are applied to undisbursed loans. Allowance factors are not applied to either loans secured by bank deposits nor to loans held for sale, which are recorded at the lower of cost or market.

The process of providing for loan losses involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio, which may have been sustained, but have not yet been identified; therefore, the Company attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

At December 31, 2006 and December 31, 2005, the allowance for loan losses was $615,808 and $544,139, respectively. The ratios of the allowance for loan losses to total loans held for investment at December 31, 2006 and December 31, 2005 were 1.19% and 1.28%, respectively. There were no loan charge-offs for the years ended December 31, 2006 and 2005, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, for the years ended December 31, 2006, 2005 and 2004, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For year ended December 31,
	2006	2005	2004
	($ in thousands)
Balances:
Average total loans outstanding during period	$47,128	$38,154	$30,518
Total loans outstanding at the end of the period	$51,773	$42,495	$34,924
Allowance for loan losses:
Balance at the beginning of the period	$544	$407	$329
Total charge-offs	0	0	0
Total recoveries	0	0	0
Net loan charge-offs	0	0	0

Provision for loan losses	72	137	78
Balance at the end of the period	$616	$544	$407

Ratios:
Net loan charge-offs to average total loans	n/a	n/a	n/a
Provision for loan losses to average total loans	0.15%	0.36%	0.26%
Allowance for loan losses to total loans at the
end of the period	1.19%	1.28%	1.17%
Net loan charge-offs to allowance for loan losses
at the end of the period	n/a	n/a	n/a
Net loan charge-offs to Provision for loan losses	n/a	n/a	n/a

The Company concentrates the majority of its earning assets in loans where there are inherent risks. The Company anticipates continuing concentrating the preponderance of its loan portfolio in both commercial and real estate loans. A smaller part of the loan portfolio is represented by installment and consumer loans.

While the Company believes that its underwriting criteria are prudent, outside factors, such as the recession or natural disaster in Southern California could adversely impact credit quality. A repeat of the recession in Southern California in the early 1990’s or the Los Angeles earthquake of 1994 could cause a deterioration in the Company’s loan portfolio.

The Company attempts to mitigate collection problems by supporting its loans with collateral. The Company also utilizes an outside credit review firm in an effort to maintain loan quality. A loan sample group is reviewed quarterly with new loans and those that are delinquent receive special attention. The use of this outside service provides the Company with an independent look at its lending activities. In addition to the Company’s internal grading system, loans criticized by this outside review may be downgraded with appropriate reserves added if required.

As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by (i) reviewing the adversely graded, delinquent or otherwise questionable loans; (ii) generating an estimate of the loss potential in each loan; (iii) adding a risk factor for industry, economic or other external factors; and (iv) evaluating the present status of each loan type and the impact of potential future events. Although Management believes the allowance is adequate to absorb losses as they arise, no assurances can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

	Allocation of Alowance for Loan Losses
	as of December 31,
	2006		2005		2004
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
Balance at End of		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$437	72.48%	$249	71.64%	$162	68.40%
Commercial	106	22.55%	131	19.52%	143	18.89%
Construction	14	3.72%	21	6.57%	26	10.08%
Farm/Agriculture	0	0.00%	3	0.78%	3	0.99%
Installment	7	1.25%	8	1.49%	6	1.64%
Unallocated	52	- -	132	- -	67	- -
Total allowance for
loan losses	$616	100.00%	$544	100.00%	$407	100.00%

Total loans held for
investment	$51,773		$42,495		$34,924

Investment Portfolio

The investment policy of the Company, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. The Company also invests in short-term interest-bearing deposits in other banks, which totaled $2.5 million and $6.0 million at December 31, 2006 and 2005, respectively. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco, and Pacific Coast Bankers’ Bank. Restricted stock investments totaled $627,500 and $572,200 at December 31, 2006 and 2005, respectively, and are carried at cost.

The investment securities portfolio at fair value was $16.5 million at December 31, 2006 and $22.1 million at December 31, 2005. Investment securities represented 18.4% of total assets at December 31, 2006 and 24.3% of total assets at December 31, 2005. As of December 31, 2006, $11.8 million of the investment portfolio was classified as available for sale and $4.8 million was classified as held to maturity. As of December 31, 2005, $16.3 million of the investment portfolio was classified as available for sale and $5.9 million was classified as held to maturity. The Company is not replacing matured securities at this time. It is reinvesting proceeds from matured securities in the growth of its loan portfolio. Except for Federal Home Loan Bank stock of $417,900, Federal Reserve stock of $159,600 and Pacific Coast Bankers’ Bank stock of $50,000, the remaining investment portfolio at December 31, 2006 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair market value and distribution of the Company’s investment securities as of the dates indicated:

			Investment Portfolio
			At December 31,
	2006		2005		2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
			($ in thousands)
Held to maturity:
Mortgage-backed	$4,094	$3,987	$5,123	$5,017	$3,592	$3,570
Corporate bonds	246	255	285	295	763	841
Municipal bonds	444	454	443	452	446	448
Total held to maturity	4,784	4,696	5,851	5,764	4,801	4,859

Available for sale:
Municipal bonds	744	744	343	343	- -	- -
Federal agency	4,959	4,959	7,677	7,677	5,942	5,942
Mortgage-backed	6,136	6,136	8,291	8,291	9,621	9,621
Total available for sale	11,839	11,839	16,311	16,311	15,563	15,563
Total	$16,623	$16,535	$22,162	$22,075	$20,364	$20,422

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2006. The table excludes 1) mortgage-backed securities for which the Bank receives monthly principal and interest payments; 2) equity securities, which do not mature or reprice; and 3) interest-bearing deposits in other banks, of which $2.5 million will mature within one year.

	Investment Maturities and Repricing Schedule
	($ in thousands)
	Within				After 1 but				After 5 but				After 10 But
	One Year				Within 5 Years				Within 10 Years				Within 20 Years
Available for sale
Federal agency		$4,466		4.20%		$493		4.40%	-	-	-	-	-	-	-	-
Municipal	-	-	-	-	-	-	-	-	-	-	-	-		744		6.31%

Held to Maturity
Corporate Bonds	-	-	-	-	-	-	-	-		246		6.54%	-	-	-	-
Municipals	-	-	-	-		101		6.66%		343		6.36%	-	-	-	-
Totals		$4,466		4.20%		$594		4.78%		$589		6.44%		$744		6.31%

Deposits

Total deposits at December 31, 2006 and 2005 were $79.5 million and $84.0 million, respectively. The decrease in total deposits resulted from a general contraction in the deposit accounts of a number of the Company’s customers which are engaged in real estate related industries. The most prominent contraction occurred in a number of Escrow Trust accounts reflecting a general slowdown of real estate sales. Overall, the total number of deposit accounts increased during this period, however, the average balances per account declined. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Bank is soliciting other industries in its geographical areas to replace the runoff of deposits from the real estate industries.

The percentage of total deposits represented by time deposits was 5.9% and 4.4% at December 31, 2006 and 2005, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 3.09% and 2.21% for the periods ending December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had deposits from certain of its directors totaling $11.2 million and $11.3 million, respectively. See “Risk Factors –The Company’s business may be affected by a significant concentration of deposits with related parties”. Further, at December 31, 2006 and 2005, deposits from escrow companies represented $28.2 million or 34.0% and $39.4 million or 33.2% of the Company’s total deposits, respectively. See “Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2006, the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $2.9 million were as follows:

Maturities of Time Deposits of $100,000 or more At December 31, 2006 ($ in thousands)

Three months or less	$1,214
Over three months through six months	704
Over six months through twelve months	964
Over twelve months	-
$2,882

Federal Home Loan Advances and Other Borrowings

The Company utilizes Federal Home Loan Bank (“FHLB”) advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had no advances outstanding with the FHLB at December 31, 2006 or December 31, 2005. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s assets and liabilities so as to optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company calculates its repricing gap on a quarterly basis. It also performs an earnings simulation analysis and market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate exposures than those apparent in standard repricing gap analysis.

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceeds repricing assets at any given time period, the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. In seeking to achieve this goal, the Company maintains a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At December 31, 2006, approximately 63.1% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the prevailing prime lending rate and changes occur as the prime rate changes. Approximately 18.5% of all fixed rate loans at December 31, 2006 mature within twelve months.

A preponderance of the Company’s investment portfolio consists of fixed rate products with typical average lives of between three and five years. The mortgage-backed securities portfolio receives monthly principal repayments which reduces the securities average lives as principal repayments levels increase over expected levels. Additionally, agency securities contain options by the agency to call the security, which would cause repayment prior to scheduled maturity.

At December 31, 2006, approximately 41.7% or $34.1 million of interest-earning assets will mature or reprice within one year, and approximately 94.4% or $52.6 million of interest-bearing liabilities will reprice or mature over the same period.

Liability costs are generally based upon, but not limited to, U.S. Treasury interest rates and movements and rates paid by local competitors for similar products.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate gaps reported in the following Interest Rate Sensitivity Analysis arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals.

The table on the following page sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

	Interest Rate Sensitivity Analysis
	at December 31, 2006
	($ in thousands)

	Amounts Subject to Repricing Within
				over	Non-interest
	0 - 3 months	3 - 12 months	> 1 to 5 years	5 years	bearing	Total

Fed funds sold	$10,775					$10,775
Interest earning deposits &
short term investments	2,541					2,541
Investment Securities	1,497	1,979	988	1,930		6,394
Mortgage backed securities	304	1,906	5,761	2,258		10,229
Loans Receivable	10,358	4,317	20,679	16,419		51,773
FHLB, PCBB & Fed Reserve Stock	628	-	-	-		628
Total interest-earning assets	26,103	8,202	27,428	20,607	0	82,340
Allowance for loan losses	(123)	(51)	(246)	(196)		(616)
Net interest earning assets	25,980	8,151	27,182	20,411	0	81,724
Other non-interest earning assets					8,751	8,751
Total assets	$25,980	$8,151	$27,182	$20,411	$8,751	$90,475

Demand deposits including MMDA[1]	$47,883					$47,883
Certificate of deposit	1,690	2,985	25			4,700
Subordinated Note				3,093		3,093
Total interest-bearing liabilities	49,573	2,985	25	3,093	0	55,676
Non-interest-bearing deposits					26,871	26,871
Non-interest-bearing liabilities					475	475
Equity					7,453	7,453
Total liabilities & equity	$49,573	$2,985	$25	$3,093	$34,799	$90,475

Interest sensitive gap	$(23,470)	$5,217	$27,403	$17,514		$26,664
Cumulative sensitive gap	$(23,470)	$(18,253)	$9,150	$26,664
Cumulative interest rate sensitivity
gap ratio (based on total assets)	-25.94%	-20.17%	10.11%	29.47%

[1] Includes demand deposit balances with analysis credits tied to floating rate indices.

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses multiple standard interest rate scenarios in conducting the simulation of an upward shock of 200 basis points (“bp”) and a downward shock of 200 bp.

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10% upon application of interest rate shocks of 200 bp, as compared to a base rate scenario. As of December 31, 2006, the Company had an estimated net interest margin sensitivity profile reflecting a change in net interest income of $245,000 at plus 200 bp and ($203,000) at minus 200 bp. This profile illustrates that if there were an immediate increase of 200 bp in interest rates, the Company’s annual net interest income would likely increase by

$245,000, or approximately 5.1% . By the same token, if there were an immediate downward adjustment of 200 bp in interest rates, the Company’s net interest income would likely fall by approximately $203,000, or 4.25%, over the next year. The relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate.

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. At December 31, 2006, the Company’s liquid assets totaled approximately $29.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 32.45% . Management anticipates that liquid assets and the liquidity level will decline as the Bank leverages itself in the future.

Although the Company’s primary sources of liquidity include liquid assets and its deposit base, the Bank has Fed funds lines of credit of $3 million and $2 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively. In addition, it is a member of the Federal Home Loan Bank (“FHLB”), the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as construction and land development loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were 13.51% and 13.21%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.68% and 12.14%, respectively. As of December 31, 2006 the consolidated Company’s Total Risk-Based Capital Ratio was 18.08%, and its Tier 1 Risk-Based Capital Ratio was 16.09% . As the holding company reorganization did not occur until 2006, the Company did not have capital ratios as of December 31, 2005. In addition, as the Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, it was not subject to the above capital requirements as of December 31, 2006 (see discussion below concerning leverage capital ratios).

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movements in interest rates. While interest risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The Comptroller and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%.

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 7.98% and 7.54% on December 31, 2006 and 2005, respectively. As of December 31, 2006 the consolidated Company’s Leverage Capital Ratio was 11.19% . All of the above ratios exceeded regulatory minimums. As indicated above, the Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Bank’s financial statements and operations. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Total Capital and Tier I Capital to total risk-weighted assets, and of Tier I Capital to average assets. The minimum rates for capital adequacy are 8% (Total Risk-Based), 4% (Tier I Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Bank had Total Risk-Based and Tier I Risk-Based capital ratios of 13.71% and 12.68%, respectively at December 31, 2006. The Bank’s Leverage Capital Ratio was 7.98% at December 31, 2006. (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2006 and 2005, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

Impact of Inflation and Seasonality

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income, which is affected by changes in interest rates. The Company attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant since the Company’s inception. The Company’s business is generally not seasonal.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 8A: Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B: Other Information.

None.

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Code of Ethics

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics will be set forth under the caption “CORPORATE GOVERNANCE” in the Proxy Statement, and is incorporated herein by reference.

Item 10: Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in the Proxy Statement, and is incorporated herein by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be furnished pursuant to this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Common Equity and Related Stockholder Matters,” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required to be furnished pursuant to this item will be set forth under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “ELECTION OF DIRECTORS” in the Proxy Statement, and is incorporated herein by reference.

Item 12: Certain Relationships and Related Transactions and Director Independence

The information required to be furnished pursuant to this item will be set forth under the captions “RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” in the Proxy Statement, and is incorporated herein by reference.

Item 13: Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Chino Commercial Bancorp (1)

	3.2	Bylaws of Chino Commercial Bancorp (1)

	10.1	2000 Stock Option Plan (1)

	10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)

	10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)

	10.4	Employment Agreement for Dann H. Bowman (2)

	10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)

	10.6	Item Processing Agreement between the Bank and InterCept Group (1)

	10.7	Data Processing Agreement between the Bank and InterCept Group (1)

	10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co. as amended (3)

	10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer (3)

	10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)

	10.11	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27,02006 (3)

	11	Statement Regarding Computation of Net Income Per Share (4)

	21	Subsidiaries of Registrant

	23.1	Consent of Hutchinson & Bloodgood LLP

	31.1	Certification of Chief Executive Officer (Section 302 Certification)

	31.2	Certification of Chief Financial Officer (Section 302 Certification)

	32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number at the Company’s Registration Statement on Form S-8 as filed with the with the Securities and Exchange Commission on July 3, 2006.

(2)	Incorporated by reference to exhibit 10.1 in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006

(3)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-QSB for the quarter ended September 30, 2006.

(4)	The information required by this exhibit is incorporated from Note 2 of the Company’s Financial Statements included herein.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants – Fees” in the Proxy Statement, and is incorporated herein by reference.

Independent Auditors’ Report

To the Board of Directors and Stockholders of Chino Commercial Bancorp Chino, California

We have audited the accompanying consolidated statement of financial condition of Chino Commercial Bancorp and its subsidiary (the “Company”), Chino Commercial Bank, N.A. (the “Bank”), as of December 31, 2006, and the statement of financial condition of Chino Commercial Bank, N.A. as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006, and the Bank’s related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and the financial position of Chino Commercial Bank, N.A. as of 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/Hutchinson and Bloodgood LLP

Glendale, California

January 29, 2007, (except for Note 25 which is as of February 26, 2007)

44

Chino Commercial Bancorp
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$4,201,391	$5,328,842
Federal funds sold	10,775,000	11,370,000
Cash and cash equivalents	14,976,391	16,698,842
Interest-bearing deposits in other banks	2,541,000	6,030,000
Investment securities available for sale (Note 4)	11,839,152	16,311,377
Investment securities held to maturity (fair value approximates
$4,696,000 and $5,764,000) (Note 4)	4,784,277	5,850,687
Stock investments, restricted, at cost (Note 5)	627,500	572,200
Total investments	19,791,929	28,764,264
Loans held for investment, net of allowance for loan losses of
$615,808 and $544,139 (Note 6)	51,021,235	41,806,807
Accrued interest receivable	385,764	314,849
Premises and equipment (Note 7)	2,222,503	1,936,168
Other assets	2,076,976	1,811,979
Total assets	$90,474,798	$91,332,909

Liabilities
Deposits
Non-interest bearing	$53,845,147	62,610,963
Interest bearing	25,608,988	21,410,980
Total deposits	79,454,135	84,021,943
Accrued interest payable	61,477	28,858
Other liabilities	412,745	588,068
Subordinated note payable to subsdiary trust (Note 9)	3,093,000	- -
Total liabilities	83,021,357	84,638,869
Commitments and Contingencies (Notes 14, 15, and 16)
Stockholders' Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 808,214 and 818,453 shares
on December 31, 2006 and 2005, respectively	5,022,984	5,318,830
Retained earnings	2,507,373	1,497,818
Accumlated other comprehensive loss	(76,916)	(122,608)
Total stockholders' equity	7,453,441	6,694,040
Total liabilities and stockholders' equity	$90,474,798	$91,332,909

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income
Interest and fee income on loans	$3,638,661	$2,888,186	$2,170,806
Interest on Federal funds sold	373,540	386,707	138,011
Interest and dividends on investment securities	1,107,729	985,773	777,001
Total interest income	5,119,930	4,260,666	3,085,818

Interest expense on deposits
Money market and NOW accounts	364,256	179,438	123,560
Savings	3,761	3,417	2,003
Time deposits of $100,000 or more	65,433	46,364	22,448
Time deposits less than $100,000	40,789	30,104	23,515
Total interest expense of deposits	474,239	259,323	171,526
Interest expense on borrowings	37,634	272	40
Total interest expense	511,873	259,595	171,566
Net interest income	4,608,057	4,001,071	2,914,252
Provision for loan losses (Note 6)	71,669	137,093	77,648
Net interest income after provision for loan losses	4,536,388	3,863,978	2,836,604

Noninterest income
Service charges on deposit accounts	568,794	461,678	429,622
Customer fees and miscellaneous income	38,420	9,476	1,993
Income from mortgage banking activities	- -	17,697	66,207
Income from bank owned life insurance	63,526	64,421	59,687
Total noninterest income	670,740	553,272	557,509

Noninterest expenses
Salaries and employee benefits	1,779,194	1,451,897	1,234,509
Occupancy and equipment expenses	405,320	263,418	254,320
Other operating expenses	1,385,595	1,250,143	987,575
Total noninterest expenses	3,570,109	2,965,458	2,476,404

Income before income taxes	1,637,019	1,451,792	917,709

Provision for income taxes (Note 13)	627,464	566,619	336,328
Net income	$1,009,555	$885,173	$581,381

Basic earnings per share	$1.23	$1.08	$0.71
Diluted earnings per share	$1.14	$1.00	$0.66

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Changes in Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2003	545,646	$5,319,123	$31,264	$(20,393)	$5,329,994

Three for two stock split on May 20, 2004	272,807	(293)	- -	- -	(293)

Comprehensive income:
Net income	- -	- -	581,381	- -	581,381

Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	(9,788)	(9,788)
Total comprehensive income					571,593
Balance at December 31, 2004	818,453	5,318,830	612,645	(30,181)	5,901,294

Comprehensive income:
Net income	- -	- -	885,173	- -	885,173

Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	(92,427)	(92,427)
Total comprehensive income					792,746

Balance at December 31, 2005	818,453	5,318,830	1,497,818	(122,608)	6,694,040

Comprehensive income:
Net income	- -	- -	1,009,555	- -	1,009,555

Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	45,692	45,692
Total comprehensive income					1,055,247

Exercise of stock options, including
tax benefit	16,000	210,142	- -	- -	210,142
Stock repurchased and retired	(26,239)	(522,284)	- -	- -	(522,284)
Stock based compensation	- -	16,296	- -	- -	16,296

Balance at December 31, 2006	808,214	$5,022,984	$2,507,373	$(76,916)	$7,453,441

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$1,009,555	$885,173	$581,381
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	71,669	137,093	77,648
Depreciation and amortization	197,037	120,978	113,763
Amortization of premiums on investment securities	3,214	47,998	107,821
Amortization of deferred loan (fees) costs	(8,061)	(111,114)	(48,571)
Stock based compensation expense	16,296	- -	- -
Loss on sale of equipment	- -	- -	3,681
Deferred income taxes	(38,543)	(76,933)	67,173
Net change in:
Loans held for sale	- -	- -	126,558
Accrued interest receivable	(70,915)	(56,321)	(68,954)
Other assets	(71,504)	(58,201)	(85,290)
Accrued interest payable	32,619	8,216	8,062
Other liabilities	(175,323)	165,074	257,693
Net cash provided by operating activities	966,044	1,061,963	1,140,965

Cash Flows from Investing Activities
Activity in investment securities available for sale:
Purchases	(900,000)	(4,866,786)	(9,433,001)
Repayments and calls	5,446,455	3,934,397	3,269,289
Activity in investment securities held to maturity:
Purchases	- -	(2,940,717)	(1,015,754)
Repayments and calls	1,066,410	1,870,239	1,482,277
Net change in interest-bearing deposits in other banks	3,489,000	241,000	(3,883,000)
Purchase of stock investments, restricted	(55,300)	(79,100)	(120,550)
Loan purchases	1,458,190	(1,605,309)	(807,055)
Loan originations and principal collections, net	(10,736,226)	(5,830,163)	(6,530,888)
Purchase of life insurance	- -	- -	(1,320,000)
Purchase of premises and equipment	(483,372)	(1,667,181)	(69,016)
Net cash used in investing activities	(714,843)	(10,943,620)	(18,427,698)

Cash Flows from Financing Activities
Net increase in deposits	(4,567,808)	13,280,811	17,647,999
Proceeds from issuance of trust preferred securities	3,000,000
Distribution of cash for partial shares from stock split	- -	- -	(293)
Cash received from exercise of options	116,440	- -	- -
Payments for stock repurchases	(522,284)	- -	- -
Net cash provided by financing activities	(1,973,652)	13,280,811	17,647,706

Net increase in cash and cash equivalents	(1,722,451)	3,399,154	360,973

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005		2004
Cash and Cash Equivalents at Beginning of Year	$16,698,842		$13,299,688		$12,938,715
Cash and Cash Equivalents at End of Year	$14,976,391		$16,698,842		$13,299,688

Supplementary Information
Interest paid	$479,255		$251,107		$163,504
Income taxes paid	$629,000		$694,100		$27,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Subordinated debt issued in exchange for common
securities investment in subsidiary Trust	$93,000	$	- -	$	- -

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp Notes to Financial Statements

Note 1. Company Description

Chino Commercial Bank, N.A, a nationally chartered bank, was incorporated on December 8, 1999 and began operations on September 1, 2000 with the opening of its office in Chino, California. The Bank provides a variety of commercial banking services to individuals and small businesses primarily in the Inland Empire region of Southern California. Its primary lending products are real estate and commercial loans. Its primary deposit products are non-interest bearing deposits and money market accounts.

On March 2, 2006, Chino Commercial Bancorp was incorporated for the purpose of acquiring Chino Commercial Bank, N.A. (the “Bank”) in a one bank holding company reorganization. Effective July 1, 2006, Chino Commercial Bancorp acquired all of the outstanding stock of the Bank pursuant to a Plan of Reorganization, dated March 16, 2006, between Chino Commercial Bancorp and the Bank (the “Reorganization”). Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of Chino Commercial Bancorp, no par value, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, Chino Commercial Bancorp became the holding company for the Bank, and the shareholders of the Bank became the shareholders of Chino Commercial Bancorp. Prior to the Reorganization, Chino Commercial Bancorp did not engage in any business. Chino Commercial Bancorp and the Bank are collectively referred to herein as the “Company” unless otherwise indicated. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for periods prior to that date is for the Bank only. Information since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated.

Note 2. Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Consolidation (continued)

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, Chino Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements at December 31, 2006.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and Federal funds sold on a daily basis.

Interest-Bearing Deposits in Other Banks

Interest-bearing deposits in other banks mature in less than two years and are carried at cost.

Reclassification

Certain amounts in the 2004 financial statement have been reclassified to conform to the 2005 and 2006 presentations.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of “held to maturity” and “available-for-sale” securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2006 and 2005.

Loans

The Bank grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans in the Inland Empire area. The ability of the Bank’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances.

Loans, as reported, have been reduced by unadvanced loan funds, net deferred loan fees, and the allowance for loan losses.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Loans (continued)

Interest income is accrued daily, as earned, on all loans. Interest is not accrued on loans that are generally ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on non-accrual loans is generally recognized only to the extent of interest payments received.

Loan origination fees and costs are deferred and amortized as an adjustment of the loan’s yield over the life of the loan using a method approximating the interest method.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Company Premises and Equipment

Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for estimated future tax effects attributable to temporary differences between the book bases and tax bases of various assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized. The current and deferred taxes are based on the provisions of currently enacted tax laws and rates. As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ending December 31.

Weighted average number of shares used	2006	2005	2004
in the computation of:
Basic earnings per share	821,996	818,453	818,453
Diluted earnings per share	883,736	884,212	883,672

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation Plans (continued)

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of January 1, 2006 was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the adoption date of SFAS No. 123(R).

The Company had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for stock options prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

Notwithstanding options granted in the future, management has evaluated the pro forma cost of the options granted through 2006. The estimated pre-tax cost of these options for each of the future years ending December 31 is as follows:

2007	$16,297
2008	--

The after-tax cost of these options cannot currently be predicted since the Bank’s ability to record the related income tax benefits depends on the amount and timing of future taxable income.

Future expense recognized related to stock option awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of this standard.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (continued)

The components of comprehensive income (loss) other than net income and related tax effects are as follows:

	2006	2005	2004
Unrealized holding losses on
securities available for sale	$(77,443)	$(156,655)	$(16,632)

Reclassification of gains realized in
income	- -	- -	- -

Net unrealized losses	(77,443)	(156,655)	(16,632)

Tax effect	31,751	64,228	6,844

Other comprehensive loss
net of tax	$(45,692)	(92,427)	$(9,788)

Recent Accounting Pronouncements

In February 2006, the FASB published SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 requirements. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In March of 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Company is currently evaluating the impact of the adoption of this standard.

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for the fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the company’s own assumptions about market participants based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on its financial statements, results of operations or liquidity.

Chino Commercial Bancorp

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion - 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-4.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life-by-individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the financial statement impact of adoption of EITF 06-5.

Note 3. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $1,051,000 and $1,569,000, respectively.

Chino Commercial Bancorp

Notes to Financial Statements

Note 4. Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2006
			Gross	Gross
	Amortized		Unrealized	Unrealized	Fair
	Cost		Gains	Losses	Value

Securities available for sale:
Federal agency	$4,992,994	$	- -	$(33,674)	$4,959,320
Municipal bonds	742,928		792	- -	743,720
Mortgage-backed	6,233,596		2,760	(100,244)	6,136,112

	$11,969,518		$3,552	$(133,918)	$11,839,152

Securities held to maturity:
Mortgage-backed	$4,094,263		$4,423	$(112,218)	$3,986,468
Municipal bonds	443,522		10,404	- -	453,926
Corporate bonds	246,492		8,888	- -	255,380

	$4,784,277		$23,715	$(112,218)	$4,695,774

	2005
			Gross	Gross
	Amortized		Unrealized	Unrealized	Fair
	Cost		Gains	Losses	Value

Securities available for sale:
Federal agency	$7,770,696	$	- -	$(93,312)	$7,677,384
Municipal bonds	342,881		301	- -	343,182
Mortgage-backed	8,405,609		6,173	(120,971)	8,290,811

	$16,519,186		$6,474	$(214,283)	$16,311,377

Securities held to maturity:
Mortgage-backed	$5,122,611		$11,180	$(117,009)	$5,016,782
Municipal bonds	443,315		9,030	- -	452,345
Corporate bonds	284,761		10,246	- -	295,007

	$5,850,687		$30,456	$(117,009)	$5,764,134

Chino Commercial Bancorp

Notes to Financial Statements

Note 4. Investment Securities (Continued)

The amortized cost and fair value of investment securities as of December 31, 2006 by contractual maturity are shown below:

	Available for Sale			Held to Maturity
	Amortized	Fair		Amortized		Fair
	Cost	Value		Cost		Value

Within 1 year	$4,495,785	$4,466,478	$	- -	$	- -
After 1 year through 5 years	497,210	492,842		- -		- -
After 5 years through 10 years	- -	- -		246,492		255,380
After 10 years through 17 years	742,927	743,720		443,522		453,926
Mortgage-backed securities	6,233,596	6,136,112		4,094,263		3,986,468

	$11,969,518	$11,839,152		$4,784,277		$4,695,774

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Mortgage-backed securities	$5,988	$1,383,195	$94,257	$4,126,092
Federal agency	$334	$499,666	$33,340	$4,459,654

Securities held to maturity:
Mortgage-backed securities	$14,454	$592,615	$97,764	$3,184,991

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

On December 31, 2006, 39 securities have unrealized losses with aggregate depreciation of 1.7% from the Company’s amortized cost basis. These unrealized losses relate principally to mortgage backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Chino Commercial Bancorp

Notes to Financial Statements

Note 5. Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2006	2005

Federal Reserve Bank stock	$159,600	$159,600
Federal Home Loan Bank (FHLB) stock	417,900	362,600
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$627,500	$572,200

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. There were no advances from the FHLB as of December 31, 2006 or 2005. No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6. Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:

	2006	2005

Construction loans	$1,925,067	$2,790,712
Real estate loans, commercial	33,466,367	26,439,898
Real estate loans, consumer	4,055,600	4,004,446
Commercial loans	11,676,871	8,295,566
Farm/agriculture	- -	330,919
Installment loans	649,183	633,511

	51,773,088	42,495,052

Allowance for loan losses	(615,808)	(544,139)
Unearned income and deferred loan
fees, net	(136,045)	(144,106)

Loans held for investment, net	$51,021,235	$41,806,807

As of December 31, 2006 and 2005, there were no loans past due over 90 days or on a non-accrual basis. In addition, there were no impaired loans on those dates.

Chino Commercial Bancorp

Notes to Financial Statements

Note 6. Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses are summarized as follows:

	2006	2005
Balance at January 1	$544,139	$407,046
Provision charged to expense	71,669	137,093
Balance as of December 31	$615,808	$544,139

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,934,016 and $1,935,122 at December 31, 2006 and 2005, respectively.

Note 7. Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2006	2005

Land	$639,150	$639,150
Building	974,763	- -
Furniture, fixtures and equipment	871,529	580,783
Leasehold improvements	488,919	310,330
Automobile	32,289	32,289
Construction in progress	- -	970,285

	3,006,650	2,532,837
Less accumulated depreciation
and amortization	784,147	596,669

	$2,222,503	$1,936,168

Depreciation and amortization expense for years ending December 31, 2006, 2005 and 2004 amounted to $197,037, $120,978 and $113,763, respectively.

Chino Commercial Bancorp

Notes to Financial Statements

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31 was $2,882,341 and $2,216,104, respectively.

At December 31, 2006, the scheduled maturities of total time deposits are as follows:

Within 1 year	$4,675,354
After 1 year through 3 years	25,222
After 3 years through 5 years	- -
After 5 years	- -

$4,700,576

Note 9. Subordinated Notes Payable to Subsidiary Trusts

On October 25, 2006, Chino Statutory Trust I, a newly formed Connecticut statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $3.0 million of principal amount of Capital Securities (the Trust Preferred Securities) and $93,000 in Common Securities. Cohen & Company acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust to purchase $3,000,000 in principal amount of the Junior Subordinated Deferrable Interest Debentures due December 15, 2036 issued by the Company (the Subordinated Debt Securities). The Company issued an additional $93,000 in principal amount of the Junior Subordinated Deferrable Interest Debentures due December 15, 2036, in exchange for its investment in the Trust’s Common Securities.

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (5.3139% at December 31, 2006) plus 1.68% thereafter. During 2006 the Company used $522,284 from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of December 31, 2006, accrued interest payable to Chino Statutory Trust I amounted to $8,494 and is included in other liabilities in the accompanying statement of condition.

Chino Commercial Bancorp

Notes to Financial Statements

Note 10. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2006	2005
Balance at beginning of period	$271,848	$311,779
Advances	156,084	- -
Repayments, net of borrowings	(24,383)	(39,931)

Balance as of December 31	$403,549	$271,848

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $11,239,320 and $11,286,205, respectively.

Note 11. Federal Home Loan Bank Borrowings

As a member of the Federal Home Loan Bank (FHLB), the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank had no advances outstanding at December 31, 2006 and 2005.

On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Note 12. Federal Funds Lines of Credit

The Bank has a total of $5 million in Federal funds lines of credit with two banks. At December 31, 2006 and 2005, the Bank had no borrowings outstanding.

Chino Commercial Bancorp

Notes to Financial Statements

Note 13. Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2006	2005	2004
Current tax provision:
Federal	$487,539	$471,204	$235,941
State	178,468	172,348	70,535
Benefit of loss carryforwards	- -	- -	(37,321)

	666,007	643,552	269,155
Deferred tax provision (benefit):
Federal	$(33,151)	$(56,081)	$7,024
State	(5,392)	(20,852)	60,149

	(38,543)	(76,933)	67,173

	$627,464	$566,619	$336,328

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for years ended December 31:

	2006	2005	2004

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Tax-exempt earnings on life insurance policies	(1.4)	(1.8)	(2.7)
Tax-exempt interest from municipal bonds	(0.8)	(0.7)	(0.9)
Other, net	(0.7)	.3	(1.0)

	38.3	39.0	36.6
Adjustment to valuation allowance against
deferred tax asset	0.0	0.0	0.0

Effective tax rate	38.3%	39.0%	36.6%

Chino Commercial Bancorp

Notes to Financial Statements

Note 13. Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets on the balance sheets, are as follows at December 31:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$207,928	$190,341
Start-up expenses	10,820	- -
Valuation adjustment on mortgage loans	13,567	17,031
Unrealized loss on securities available for sale	53,651	85,523
Depreciation and amortization	46,260	7,852

	332,226	300,747

Deferred tax liabilities:
Cash basis of reporting for tax purposes	(65,727)	(40,919)

Net deferred tax asset	$266,499	$259,828

Note 14. Off-Balance-Sheet Activities

Credit-Related Financial Instruments

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2006	2005

Undisbursed loans	$6,407,786	$7,921,333
Letters of credit	285,300	315,300

Chino Commercial Bancorp

Notes to Financial Statements

Note 14. Off-Balance-Sheet Activities (Continued)

Credit-Related Financial Instruments (continued)

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

Unadvanced lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Bank is committed.

Standby and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 15. Other Commitments and Contingencies

Operating Lease Commitments

The Company has a non-cancelable lease agreement for its premises. The lease term is five years expiring in July 2005 with an option to renew for an additional five years. The Company exercised this option on November 10, 2004.

At December 31, 2006, the minimum future rental payments are as follows:

Year Ending
December 31,

2007	$80,909
2008	83,336
2009	85,836
Thereafter	43,552

$293,633

Rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $78,552, $76,264 and $74,043, respectively.

Chino Commercial Bancorp

Notes to Financial Statements

Note 15. Other Commitments and Contingencies (Continued)

Employment Agreement

The Company has entered into a three-year employment agreement with a key officer. The agreement provides for an annual base salary plus an incentive bonus equal to 5% of the Company’s net income. In addition, the key officer may receive a discretionary bonus determined by the Board of Directors. Employment may be terminated for cause, as defined, without incurring obligations. In the event of termination without cause, the key officer is entitled to severance compensation equal to at least six months’ salary.

Note 16. Concentration of Risk

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 76% and 78% of total loans held for investment at December 31, 2006 and 2005, respectively. The Bank has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 34% and 47% of total deposits on December 31, 2006 and 2005, respectively. Four escrow companies accounted for 28% and 31% of total deposits on December 31, 2006 and 2005, respectively.

Note 17. Employee Benefit Plan

On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 15% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2006, 2005 and 2004, the expense attributable to the Plan amounted to $39,421, $32,755 and $30,141, respectively.

Note 18. Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2006 and 2005, respectively, is $90,593 and $81,483 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Chino Commercial Bancorp

Notes to Financial Statements

Note 19. Stock-Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2006 and 2005, 108,405 options were available for granting. At December 31, 2006 and December 31 2005, 120,388 and 136,388 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the year ended December 31, 2006, the Company recognized $16,296 in compensation expense for stock options.

The following table illustrates the effect on the Bank's reported net income and earnings per share if the Bank had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation to the years prior to the adoption date:

	2005	2004

Net income, as reported	$885,173	$581,381

Total stock-based employee
compensation expense determined
under fair value method	(19,850)	(28,410)
Related income tax benefit	3,553	3,553

Pro forma net income	$868,876	$556,524

Earnings per share
Basic – as reported	$1.23	$1.08	$0.71
Basic – pro forma	$1.21	$1.07	$0.68

Diluted – as reported	$1.15	$1.00	$0.66
Diluted – pro forma	$1.13	$0.99	$0.63

There were no options granted in 2006 and 2005. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp

Notes to Financial Statements

Note 19. Stock-Based Compensation (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the period then ended are as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning
of year	136,393	$7.26	136,393	$7.26
Options granted	- -	- -	- -	- -
Options exercised	(16,000)	7.28	- -	- -
Options forfeited	- -	- -	- -	- -

Outstanding at end of year	120,393	$7.26	136,393	$7.26

Options exercisable at year-end	120,393	$7.26	125,873	$7.02

Information pertaining to options outstanding on December 31, 2006 is as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Exercise	Number	Contractual		Number		Exercise
Prices	Outstanding	Life		Exercisable		Price

$6.67	97,359	3.5 years		97,359		$6.67
$8.83	4,500	4.0 years		4,500		$8.83
$8.67	11,034	6.2 years		11,034		$8.67
$11.83	7,500	6.5 years		7,500		$11.83

	120,393	4.9 years		120,393

					Weighted Average
			Number of		Grant Date Fair
			Shares		Value

Non -vested options, December 31, 2005			5,232		$3.68
Granted			- -
Vested			(5,232)		$3.68
Forfeited/expired			- -

Non -vested options, December 31, 2006			- -

Chino Commercial Bancorp

Notes to Financial Statements

Note 20. Stockholders’ Equity

Minimum Regulatory Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table. Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

			2006
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$11,267	18.08%	$4,994	8.00%	$6,242	10.00%
Bank	$8,558	13.71%	$4,994	8.00%	$6,242	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$10,040	16.09%	$2,497	4.00%	$3,745	6.00%
Bank	$7,915	12.68%	$2,497	4.00%	$3,745	6.00%

Tier 1 capital to average assets:
Consolidated	$10,040	11.19%	$3,590	4.00%	$4,487	5.00%
Bank	$7,915	7.98%	$3,970	4.00%	$4,962	5.00%

Chino Commercial Bancorp

Notes to Financial Statements

Note 20. Stockholders’ Equity (Continued)

			2005
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Bank	$7,418	13.21%	$4,492	8.00%	$5,615	10.00%

Tier 1 capital to risk-weighted assets:
Bank	$6,817	12.14%	$2,246	4.00%	$3,369	6.00%

Tier 1 capital to average assets:
Bank	$6,817	7.54%	$3,616	4.00%	$4,519	5.00%

Note 21. Restrictions on Dividends, Loans and Advances

National banking regulations place certain restrictions on dividends paid by the Bank. The Bank was restricted from paying dividends during its first three years of operations which ended September 2003. Going forward, dividends are generally limited to the retained earnings of the Bank, subject to minimum regulatory capital requirements and, in some cases, the approval of the Bank’s regulator.

Note 22. Stock Repurchase Plan

On October 19, 2006, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program is to continue for a period of 12 months. The Company intends to use the proceeds of $3.0 million from the Subordinated Debt Securities for stock repurchases. During the year ended December 31, 2006, the Company repurchased 26,239 common shares for a total of $522,284 at an average price of $19.90 per share.

Chino Commercial Bancorp

Notes to Financial Statements

Note 23. Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2006	2005	2004

Data processing fees	$279,000	$231,774	$194,536
Deposit products and services	347,219	330,973	247,649
Professional fees	259,169	163,546	172,185
Advertising and marketing	98,315	130,804	77,637
Directors’ fees and expenses	87,708	78,247	66,034
Other operating expense	314,185	314,799	229,534

	$1,385,596	$1,250,143	$987,575

Note 24. Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp since its inception in July 2006:

Statement of Condition
December 31, 2006

Assets

Cash and cash equivalents	$2,599,612
Investment in subsidiaries	7,931,013
Other assets	64,237

Total assets	$10,594,862

Liabilities and Shareholders' Equity
Subordinated note payable to subsidiary trust	$3,093,000
Other liabilities	48,421

3,141,421
Shareholders' equity
Common stock	5,022,984
Retained earnings	2,507,373
Accumulated other comprehensive income	(76,916)

Total shareholders' equity	7,453,441

Total liabilities and shareholders' equity	$10,594,862

Chino Commercial Bancorp

Notes to Financial Statements

Note 24. Condensed Financial Statements of Parent Company (Continued)

Statement of Earnings
Period Ended December 31, 2006

Income:
Dividend from Chino Commercial Bank, N.A.	$559,232
Interest income	23,260

582,492
Expense:
Interest expense	36,434
Salaries and benefits	28,964
Legal and professional fees	82,928
Other expense	31,022

Total expense	179,348

Income before income taxes and equity in
undistributed net income of subsidiary	403,144
Income tax benefit	(64,237)
467,381
Equity in undistributed net income
of subsidiary	542,174

Net income	$1,009,555

Chino Commercial Bancorp

Notes to Financial Statements

Note 24. Condensed Financial Statements of Parent Company (Continued)

Statement of Cash Flows
Period Ended December 31, 2006

Operating Activities
Net income	$1,009,555
Adjustment to reconcile net income
to net cash used in operating activities:
Equity in undistributed income of
subsidiaries	(946,406)
Stock based compensation	8,148
Decrease (increase) in other assets	(64,237)
Increase (decrease) in other liabilities	48,421

Net cash used in operating activities	55,481

Investing Activities	- -

Financing Activities
Payments to repurchase and retire
common stock	(522,284)
Proceeds from subordinated note
payable to subsidiary trust	3,000,000
Proceeds from exercise of stock options	66,415

Net cash provided by financing activities	2,544,131

Net increase in cash and cash equivalents	2,599,612

Cash and cash equivalents, beginning of year	- -

Cash and cash equivalents, end of year	$2,599,612

Supplemental Disclosure of Noncash Investing and Financing Activities

Exchange of common stock for investment
in Chino Commercial Bank, N.A	$7,243,388
Subordinated debt issued in exchange for common
Securities investment in subsidiary Trust	$93,000

Chino Commercial Bancorp

Notes to Financial Statements

Note 25. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Discount rates on loans can vary significantly depending on the risk profile of the loan and the borrower’s deposit relationship with the Bank. Accordingly, the fair value estimates may not be realized in the immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

Interest-Bearing Deposits in Other Banks - The fair value of interest-bearing deposits in other banks is estimated by discounting future cash flows using current offering rates for deposits with similar characteristics.

Investment Securities - Fair values for investment securities are based on quoted market prices.

Stock Investments - The carrying values of stock investments approximate fair value based on the redemption provisions of the stock.

Loans - The fair value of performing fixed rate loans is estimated by discounting future cash flows using the Bank’s current offering rate for loans with similar characteristics. The fair value of performing adjustable rate loans is considered to be the same as book value. The fair value of non-performing loans is estimated at the fair value of the related collateral or, when, in management’s opinion, foreclosure upon the collateral is unlikely, by discounting future cash flows using rates that take into account management’s estimate of excess credit risk.

Commitments to Extend Credit and Standby Letters of Credit - The Bank does not generally enter into long-term fixed rate commitments or letters of credit. These commitments are generally at prices that are at currently prevailing rates. These rates are generally variable and, therefore, there is no interest rate risk exposure. Accordingly, the fair market value of these instruments is equal to the carrying amount of their net deferred fees. The net deferred fees associated with these instruments are not material. The Bank has no unusual credit risk associated with these instruments.

Chino Commercial Bancorp

Notes to Financial Statements

Note 25. Fair Value of Financial Instruments (Continued)

Deposits - The fair value of deposits is determined as follows: (i) for saving accounts, money market accounts and other deposits with no defined maturity, fair value is the amount payable on demand; (ii) for variable-rate term deposits, fair value is considered to be the same as book value; and (iii) for fixed-rate term deposits, fair value is estimated by discounting future cash flows using current offering rates for deposits with similar characteristics.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Bank’s financial instruments at December 31 are as follows:

	2006
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$14,976,391	$14,976,391
Interest-bearing deposits in other banks	2,541,000	2,541,962
Investment securities available for sale	11,839,152	11,839,152
Investment securities held to maturity	4,784,277	4,695,774
Stock investments	627,500	627,500
Loans, net	51,021,237	50,751,955
Accrued interest receivable	385,764	385,764

Financial liabilities:
Deposits	79,454,135	79,460,592
Subordinated Debenture	3,093,000	3,093,000
Accrued interest payable	61,477	61,477

	2005
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$16,698,842	$16,698,842
Interest-bearing deposits in other banks	6,030,000	6,011,750
Investment securities available for sale	16,311,377	16,311,377
Investment securities held to maturity	5,850,687	5,764,134
Stock investments	572,200	572,200
Loans, net	41,806,807	41,649,206
Accrued interest receivable	314,849	314,849

Financial liabilities:
Deposits	84,021,943	84,018,150
Accrued interest payable	28,858	28,858

Chino Commercial Bancorp

Notes to Financial Statements

Note 26. Subsequent Event

On February 26, 2007, pursuant to the Company’s stock repurchase plan, the Company repurchased 75,020 shares of its common stock from a member of the Company’s Board of Directors. The repurchase represented all of the shares owned by the Company’s single largest shareholder. The Board member resigned from the Board following the sale.

The aggregate purchase price of the transaction was $1,650,440, or $22.00 per share. In connection with this transaction, the Board of Directors retained the services of an investment banking firm specializing in financial institutions to provide an analysis of the value of the shares in question. Based on this analysis and other information available to the Board of Directors, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with the member selling the shares abstaining.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2007	CHINO COMMERCIAL BANCORP

By: /s/ Dann H. Bowman________________
Dann H. Bowman
President and Chief Executive Officer

/s/ Sandra F. Pender ______________
Sandra F. Pender
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dann H. Bowman____________	Director and President	March 15, 2007
Dann H. Bowman

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	March 27, 2007
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	March 27, 2007
H. H. Kindsvater	Director

/s/ Linda Cooper	Director	March 28, 2007
Linda Cooper

/s/ Pollyanna Franks	Director	March 28, 2007
Pollyanna Franks

/s/ Richard Malooly	Director	March 28, 2007
Richard Malooly

/s/ Richard Vanderpool	Director	March 28, 2007
Richard Vanderpool

Director
Thomas Woodbury, D. O

/s/ Jeanette Young	Director and Corporate	March 28, 2007
Jeanette Young	Secretary

Exhibit 31.1

Certification of Chief Executive Officer

(Section 302 Certification)

I, Dann H. Bowman, certify that:

1.		I have reviewed this annual report on Form 10-KSB of Chino Commercial Bancorp;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state

	a	material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2007

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer

Exhibit 31.2

Certification of the Chief Financial Officer

(Section 302 Certification)

I, Sandra F. Pender, certify that:

1.		I have reviewed this annual report on Form 10-KSB of Chino Commercial Bancorp;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state

	a	material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 15, 2007

By: /s/ Sandra F. Pender Sandra F. Pender Vice President and Chief Financial Officer

Exhibit 32

Certification of Periodic Financial Report (Section 906 Certification)

Dann H. Bowman and Sandra F. Pender hereby certify as follows:

1.	They are the Chief Executive Officer and Chief Financial Officer, respectively, of Chino Commercial Bancorp.

2.	The Form 10-KSB of Chino Commercial Bancorp for the year ended December 31, 2006 complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C.

78m or 78o(d)) and the information contained in the report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date:	March 15, 2007	/s/ Dann H. Bowman
Dann H. Bowman, President and Chief Executive Officer

Date:	March 15, 2007	/s/ Sandra F. Pender
Sandra F. Pender, Vice President and Chief Financial Officer