Form 10QSB
period 2007-03-31
Chino Commercial Bancorp
filed 2007-05-15
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-QSB __________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

On May 8, 2007, there were 717,103 shares of Chino Commercial Bancorp Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION
Item 1
CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$4,367,397	$4,201,391
Federal funds sold	16,460,000	10,775,000
Cash and cash equivalents	20,827,397	14,976,391
Interest-bearing deposits in other banks	1,246,000	2,541,000
Investment securities available for sale	10,002,655	11,839,152
Investment securities held to maturity (fair value approximates
$4,481,000 at March 31, 2007 and $4,696,000 at December 31, 2006)	4,567,602	4,784,277
Total investments	15,816,257	19,164,429
Loans
Construction	1,378,718	1,925,067
Real estate	38,017,981	37,521,967
Commercial	11,377,458	11,655,290
Installment	834,359	670,765
Unearned fees and discounts	(141,275)	(136,046)
Allowance for loan losses	(681,701)	(615,808)
Total loans	50,785,540	51,021,235
Restricted stock	633,600	627,500
Fixed assets, net	2,196,841	2,222,503
Accrued interest receivable	303,165	385,764
Prepaid & other assets	2,135,968	2,076,976
Total assets	$92,698,768	$90,474,798

LIABILITIES:
Deposits
Non-interest bearing	$56,268,332	$53,845,147
Interest Bearing
NOW and money market	21,631,577	19,907,277
Savings	908,790	1,001,135
Time deposits less than $100,000	1,893,123	1,818,235
Time deposits of $100,000 or greater	2,647,015	2,882,341
Total deposits	83,348,837	79,454,135
Accrued interest payable	65,279	61,477
Accrued expenses & other payables	438,495	412,745
Subordinated debentures	3,093,000	3,093,000
Total liabilities	86,945,611	83,021,357
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 722,468 shares and 808,214 shares at March 31,
2007 and December 31, 2006, respectively.	3,122,637	5,022,984
Retained earnings	2,685,155	2,507,373
Accumulated other comprehensive loss	(54,635)	(76,916)
Total equity	5,753,157	7,453,441
Total liabilities & equity	$92,698,768	$90,474,798

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Quarter Ended	For the Quarter Ended
	March 31, 2007	March 31, 2006
Interest income
Interest on investment scurities	$191,235	$286,680
Interest on Federal funds	116,830	77,874
Interest and fee income on loans	977,172	811,179
Total interest income	1,285,237	1,175,733
Interest expense
Deposits	159,696	79,906
Other borrowings	51,263	300
Total interest expense	210,959	80,206
Net interest income	1,074,278	1,095,527
Provision for loan losses	65,893	8,750
Net interest income after
provision for loan losses	1,008,385	1,086,777
Non-interest income
Service charges on deposit accounts	177,682	128,948
Other miscellaneous fee income	9,110	3,128
Dividend income from restricted stock	8,875	6,194
Income from bank owned life insurance	16,203	14,681
Total non-interest income	211,870	152,951
General and administrative expenses
Salaries and employee benefits	481,853	409,178
Occupancy and equipment	93,241	104,639
Data and item processing	66,590	63,050
Advertising and marketing	39,526	14,449
Legal and professional fees	70,353	43,822
Insurance	6,358	6,144
Directors' fees and expenses	20,451	22,071
Other expenses	159,309	139,885
Total general & administrative expenses	937,681	803,238
Income before income tax expense	282,574	436,490
Income tax expense	104,791	171,959
Total income	$177,783	$264,531
Basic earnings per share	$0.23	$0.32
Diluted earnings per share	$0.21	$0.30

The accompanying notes are an integral part of these financial statements

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	818,453	$5,318,830	$1,497,818	$(122,608)	$6,694,040
Comprehensive income:
Net income			1,009,555		1,009,555
Change in unrealized loss on
securities available for sale, net of tax				45,692	45,692
Total comprehensive income					1,055,247

Exercise of stock options, including
tax benefit	16,000	210,142			210,142
Stock repurchased and retired	(26,239)	(522,284)			(522,284)
Stock based compensation		16,296			16,296
Balance at December 31, 2006	808,214	5,022,984	2,507,373	(76,916)	7,453,441
Comprehensive income:
Net income			177,783		177,783
Change in unrealized loss on
securities available for sale, net of tax				22,281	22,281
Total comprehensive income					200,064
					0
Exercise of stock options	2,000	13,340			13,340
Stock repurchased and retired	(87,746)	(1,917,761)			(1,917,761)
Stock based compensation		4,074			4,074
Balance at March 31, 2007 (unaudited)	722,468	$3,122,637	$2,685,156	$(54,635)	$5,753,158

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$177,783	$264,531
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	65,893	8,750
Depreciation and amortization	46,759	51,459
Amortization of premiums on investment securities	2,535	2,762
Amortization of deferred loan fees (costs)	(5,229)	(36,556)
Stock-based compensation expense	4,074	4,074
Net changes in:
Accrued interest receivable	82,599	(930)
Other assets	(58,992)	(37,403)
Accrued interest payable	3,802	(2,313)
Other liabilities	25,750	(68,687)
Net cash provided by operating activities	344,974	185,687

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Purchases	0	(900,000)
Repayments and calls	1,867,217	1,037,146
Activity in held to maturity investment securities:
Purchases	0	195,040
Repayments and calls	216,158	(495,000)
Net change in interest-bearing deposits in other banks	1,295,000	548,000
Purchase of stock investments, restricted	(6,100)	(4,200)
Loan purchases		0
Loan participations sold		640,000
Loan originations and principal collections, net	164,573	(2,414,328)
Purchase of premises and equipment	(21,097)	(439,488)
Net cash provided by (used in) investing activities	3,515,751	(1,832,830)

Cash Flows from Financing Activities
Net increase in deposits	3,894,702	(4,565)
Proceeds from the exercise of stock options	13,340	0
Payments for stock repurchases	(1,917,761)
Net cash provided by financing activities	1,990,281	(4,565)
Net increase in cash and cash equivalents	5,851,006	(1,651,708)

Cash and Cash Equivalents at Beginning of Period	14,976,391	16,698,842
Cash and Cash Equivalents at End of Period	$20,827,397	$15,047,134

Supplemental Information
Interest paid	$207,157	$82,219
Income taxes paid	$-	$215,000

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007

Note 1 – The Business of Chino Commercial Bancorp

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

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital will enable the Company to maintain favorable risk-based capital ratios. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company.

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, financial information contained throughout this quarterly report prior to July 1, 2006 is for the Bank only. Information as of December 31, 2006 and for the quarter ended March 31, 2007 is for the Company on a consolidated basis unless otherwise stated.

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates two full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California. As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally managed, independently operated bank.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements:

In March of 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Company does not expect adoption to have a significant impact on its financial statements, results of operation or liquidity.

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for the fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect adoption to have a significant impact on its financial statements, results of operation or liquidity.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-4.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-5.

Note 4 – Stock Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Stock-based compensation expense amount recorded was $4,074 for the three months ended March 31, 2007 and March 31, 2006. The Company selected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006. Future compensation expense may be greater if additional stock options are granted by the Company.

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. Outstanding incentive options begin vesting after one year from the date of grant at a rate of 33% per year. Outstanding non-qualified options vest as follows: 25% on the date of grant, and 25% per year beginning on the first anniversary of the date of grant. All options expire 10 years after date of grant.

There were no options granted during the three months ended March 31, 2007 or 2006.

Note 5 - Earnings per share (EPS)

Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share Calculation
For the Three Months Ended March 31,

	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 177,783	774,917	$ 0.23	$ 264,531	818,453	$ 0.32

Effect of dilutive shares:
assumed exercise of
outstanding options		59,578	(0.02)		74,506	(0.02)

Diluted earnings per share	$ 177,783	834,495	$ 0.21	$ 264,531	892,959	$ 0.30

Note 6 - Off-Balance-Sheet Commitments

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2007 and December 31, 2006, the Company had $8.9 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2007 the Company had no unadvanced standby letters of credit while at December 31, 2006, the Company had $285,300 in unadvanced standby letters of credit.

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

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of March 31, 2007.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at March 31, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at March 31, 2007 and December 31, 2006 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2007 was $177,783 compared with $264,531 for the quarter ended March 31, 2006, a decline of 32.8% . Basic and diluted earnings per share for the first quarter of 2007 were $0.23 and $0.21, compared to $0.32 and $0.30 for the first quarter of 2006. The Company’s annualized return on average equity was 10.53% and annualized return on average assets was 0.82% for the quarter ended March 31, 2007, compared to a return on equity of 15.38% and a return on assets of 1.22% for the quarter ended March 31, 2006. The primary reasons for the change in net income during the quarter of 2007 are as follows:

  Net interest income decreased 1.94% or $21,249 due primarily due to the addition of $3.1 million in subordinated trust preferred debentures.

  The Provisions for Loan Losses and Undisbursed Commitments increased $68,424 to a combined total of $77,174 during the first quarter of 2007 as compared to the $8,750 for the three months ended March 31, 2006. Despite having no delinquent or non-performing loans at the quarter-end, looking at a number of economic events occurring in and around the real estate industries, the Company is taking a proactive and conservative approach to credit quality by making these provisions.

  Service charges on deposits increased by $48,734 or 37.8% during the first quarter of 2007 due to increased analysis charges and returned item charges.

  Salaries and employee benefits expense increased 17.8% or $72,675 during the first three months ended March 31, 2007, due to increase in staff from 25 to 28 full-time equivalent employees and an increase commissions.

  Advertising and Marketing expenses increased $25,077 to $39,526 due to marketing campaigns performed during the first quarter of 2007.

  Audit and professional fees increased $26,531 to $70,353 during the first quarter of 2007 due to additional costs incurred in the purchase of shares from stockholders and an increase in accruals to reflect timely recognition of audit and professional fees incurred during the first quarter.

Financial Condition Summary

The Company’s total assets were $92.7 million at March 31, 2007, an increase of $2.2 million, or 2.5% over total assets of $90.5 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the first quarter of 2007 are outlined below:

  Total non-interest bearing deposits increased from $53.8 million on December 31, 2006 to $56.3 million for reporting period ended March 31, 2007, a 4.5% increase in the first quarter.

  Total deposits increased from $79.5 million on December 31, 2006 to $83.3 million on March 31, 2006, or a 4.9% increase.

  The Company experienced a slight increase in interest-earning assets of $1.0 million or 1.0% to $85.1 million in the first quarter of 2007.

  Interest-bearing liabilities increased $1.5 million or 5.1% to $30.2 in the three months ended March 31, 2007 as compared to December 31, 2006.

  The Company’s Federal funds sold increased to $16.5 million at March 31, 2007 as compared to December 31, 2006 balance of $10.8 million.

  Investment securities decreased $2.1 million to $14.7 million balance at March 31, 2007 due payments from mortgage-backed securities and Federal agency maturities.

Earnings Performance

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to the Bank’s customers.

Net Interest Income and Net Interest Margin

The tables below set forth certain information relating to the Company for the three months ended March 31, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields. The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)
	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Net loans [1]	$ 51,026	$ 977	7.77%	$ 42,356	$ 811	7.77%
Securities of U.S. government agencies	4,044	41	4.11%	7,678	62	3.27%
Mortgage-backed securities	9,911	108	4.42%	13,032	141	4.39%
Other securities	1,433	16	4.53%	1,067	13	4.94%
Federal funds sold/Due from time	10,980	143	5.28%	14,233	149	4.25%
Total interest-earning assets	77,394	$ 1,285	6.73%	78,366	$ 1,176	6.09%
Non-interest earning assets	9,517			8,627
Total assets	$ 86,911			$ 86,993

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 20,047	$ 117	2.37%	$ 17,894	$ 61	1.38%
Savings	1,051	1	0.39%	894	1	0.45%
Time deposits < $100,000	1,888	16	3.44%	1,465	7	1.94%
Time deposits equal to or > $100,000	2,876	26	3.67%	1,893	11	2.36%
Subordinated debenture	3,093	51	6.69%	0	0	0.00%
Total interest-bearing liabilities	28,955	$ 211	2.96%	22,146	$ 80	1.47%
Non-interest bearing deposits	50,313			57,465
Non-interest bearing liabilities	891			502
Stockholders' equity	6,752			6,880
Total liabilities and stockholders' equity	$ 86,911			$ 86,993

Net interest income		$ 1,074			$ 1,096

Net interest spread [2]			3.78%			4.62%
Net interest margin [3]			5.55%			5.59%

[1] Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $20,273 for the three months ended March 31, 2007 as compared to $36,556 for the three months ended March 31, 2006. Loans are net of deferred fees and related direct costs.
[2] Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days based on a 365 day year.

The Company’s net interest margin was 5.55% for the three ended March 31, 2007 as compared to 5.59% for the three months ended March 31, 2006. The subordinated debenture was the main factor decreasing net interest income, which in turn impacted the net interest margin. The negative impact was largely offset by increase in loans. The ratio of average net loans to total average assets increased to 58.7% for the three months ended March 31, 2007 from 49.2% for the same period in 2006. Average yield for interest income increased from 6.09% to 6.73% or 64 basis points, for the quarters ended March 31, 2007 compared the first quarter of 2006. Non-interest bearing deposits to total deposits decreased from 72.2% to 66.1% of average total deposits for the three months ended March 31, 2007 and 2006, respectively. Average interest bearing liabilities increased $6,809 to $28,955 at March 31, 2007 as compared to interest-bearing liabilities of $22,146 at the end of the first quarter of 2006. This represents a 30.8% increase in interest-bearing liabilities which is primarily due to the $3.1 subordinated trust preferred debenture that was established during the fourth quarter of 2006.

Interest income increased $109,504 or 9.3% to $1,285,237 for the three months ended March 31, 2007 as compared with $1,175,733 for the three months ended March 31, 2006. As reflected in the rate/volume analysis, the primary reason for the increase is attributed more to the impact by volume than rate changes. Volume (or the increase in average balances) generated a $66,000 increase in interest income while change in interest rates resulted in a $43,000 increase in interest income.

The most significant increase in interest income was due to the increase in average loans. Average loans increased to $51.0 million for the three months ended March 31, 2007, compared to $42.4 million at March 31, 2006, and increased to 58.7% of total average assets from 48.7% of average assets for the periods ended March 31, 2006 and 2007, respectively. The average yield on loans remained the same at 7.77% in the first quarter of 2007 and 2006. The growth in the average loan balances is reflective of the loan demand created by the business opportunities in the Inland Empire area.

The average yield on the aggregate average balance of securities (U. S. Government agencies, mortgage-backed securities and other securities) increased to 4.35% for the three months ended March 31, 2007 from 4.03% for the three months ended March 31, 2006. The average interest-earning aggregate balance of securities decreased to $6.4 million to $15.4 million for the three months ended March 31, 2007 from $21.8 million for the three months ended March 31, 2006.

The average yield on Federal funds sold and Due from banks increased to 5.28% for the three months ended March 31, 2007 from 4.25% for the three months ended March 31, 2006. The increase in the rates was attributable primarily to the rise in Federal funds rates. The average interest-earning balance of Federal funds sold and Due from banks time decreased to $3.3 million for the three months ended March 31, 2007 from $14.2 million for the three months ended March 31, 2006. This decrease in Federal funds sold and Due from banks time resulted from the growth in the loan portfolio and reduction in deposit balances.

Interest expense increased $130,753 or 163.0% to $210,959 for the three months ended March 31, 2007 from $80,206 for the three months ended March 31, 2006. The reason for the increase is twofold: (1) the impact of an inverted yield curve and relatively high short term interest rates; and (2) the increase in the balance of interest-bearing deposits and long-term debt. Average interest-bearing deposits increased by $3.7 million to $25.9 million for the three months ended March 31, 2007 from $22.1 million for the same period of the prior year. The increase in average interest-bearing deposits was coupled with an increase of 149 basis points in the average interest expense rate for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. To offset this rise, the Company continues to maintain a high ratio of average non-interest bearing deposits in comparison to average total deposits with a ratio of 66.1% for the three months ended March 31, 2007 as compared to 72.1% for the three months ended March 31, 2006.

The Company implemented a stock repurchase program in November, 2006 to increase stock value, return on equity and earnings per share. To accomplish this, the Company issued $3.1 million in trust preferred securities (“TPS”). The TPS were issued on October 27, 2006 and increased average interest bearing liabilities by $3.1 million for the quarter ended March 31, 2007. Interest related to the TPS was $50,963. The average yield on interest bearing deposits increased from 1.47% for the first quarter of 2006 to 2.50% for the first quarter of 2007. The addition of the TPS increased the yield on average interest bearing liabilities 0.46% to 2.96% for the quarter ended March 31, 2007.

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

	Rate Volume Analysis
	For the quarter ended
	March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
		($ in thosands)
	Volume	Rate	Net
Interest-earnings assets
Net loans	$170	(4)	$166
Securities of U.S. government agencies	(35)	14	(21)
Mortgage-backed securities	(35)	2	(33)
Other securities	5	(2)	3
Federal funds sold/Due from time	(39)	33	(6)
Total interest-earning assets	66	43	109

Interest-bearing liabilities
Money market & NOW	8	48	56
Savings	0	(0)	0
Time deposits < $100,000	2	7	9
Time deposits equal to or > $100,000	8	7	15
Subordinated debenture	0	51	51
Total interest-bearing liabilities	18	113	131
Change in net interest income	$48	($70)	($22)

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning specific allowances for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

In December, 2006 the OCC revised its interagency guidelines, reinforcing existing guidelines for real estate lending safety and soundness. The interagency guidance provides criteria for identifying institutions with commercial real estate loan concentrations. The Guidance promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue commercial real estate lending in a safe and sound manner. Looking at a number of economic events occurring in and around the real estate industries, the Company is taking a proactive and conservative approach to credit quality by making this provision. The provision for loan losses was $65,893 for the three months ended March 31, 2007 as compared to $8,750 for the three months ended March 31, 2006. All credits were current as of March 31, 2007 and no principal losses have been recorded and no credits were on nonaccrual. The allowance for loan losses was $681,701 or 1.32% of gross loans receivable at March 31, 2007 as compared to $615,808 or 1.19% of gross loans receivable at December 31, 2006 and $552,890 or 1.25% of gross loans receivable at March 31, 2006. The Company made this significant provision to the Loan Loss Reserve during the first quarter of 2007, despite having no delinquent or non-performing loans at the quarter-end. Though the provision resulted in lower earnings during the first quarter, in the long run management believes that these conservative credit practices will benefit the Company in an ongoing basis.

At quarter-end March 31, 2007 the Company had no delinquent loans, no loans on non-accrual status. The Company experienced no credit losses year-to-date, and no credit losses for the past six years. The Company has not originated, and has no exposure to sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $211,870 for the three months ended March 31, 2007 as compared to $152,951 for the three months ended March 31, 2006. Total annualized non-interest income as a percentage of average assets increased to 1.1% from 0.65% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase of $58,919 or 38.5% in comparison to the three months ended March 31, 2006, was due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for three months
	ended March 31
	2007		2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Service charges on deposit accounts	$ 178	84.1%	$ 129	84.3%
Other miscellaneous fee income	9	4.2%	3	2.0%
Dividend income from restricted stock	9	4.2%	6	3.9%
Income from bank owned life insurance	16	7.5%	15	9.8%
Total non-interest income	$ 212	100.0%	$ 153	100.0%
As a percentage of average earning assets		1.1%		0.7%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $48,734 or 37.8% to $177,682 for the three months ended March 31, 2007. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the growing deposit volume and number of accounts and to the extent fees are not waived. Therefore, as the number of and balances in deposit accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2007 as compared to the three ended March 31, 2006:

	Non-Interest Expense
	For the Three Months Ended March 31
	2007		2006
	Amount	% of Total	Amount	% of Total

Salaries and employee benefits	$ 482	51.4%	$ 409	51.1%
Occupancy and equipment	93	9.9%	105	13.1%
Data processing	67	7.1%	63	7.8%
Deposit products and services	42	4.5%	71	8.8%
Legal and other professional fees	70	7.5%	44	5.5%
Advertising and marketing	40	4.3%	14	1.7%
Directors’ fees and expenses	20	2.1%	22	2.7%
Printing and supplies	16	1.7%	15	1.9%
Telephone	7	0.7%	8	1.0%
Insurance	6	0.6%	6	0.7%
Reserve for undisbursed lines of credit	11	1.2%	0	0.0%
Other expenses	84	9.0%	46	5.7%
Total non-interest expenses	$ 938	100.0%	$ 803	100.0%
Non-interest expense as a percentage
of average assets		4.3%		3.7%
Efficiency ratio		76.9%		64.8%

Total annualized non-interest expenses as a percentage of average assets increased to 4.3% from 3.7% for the three months ended March 31, 2007 as compared to three months ended March 31, 2006 due to increased staffing needs, marketing and advertising and Legal and other professional fees. The efficiency ratio increased in the most recent three-month period to 76.9% as compared to 64.8% for the same period in 2006 due to increased expenses and due mainly to the reduction of net interest income resulting from the $65,893 provision for loan losses in the first quarter of 2007.

Non-interest expenses were $937,680 for the three months ended March 31, 2007 as compared to $803,238 for the three months ended March 31, 2006. The largest component of general and administrative expenses was salary and benefits expense of $481,853 for the first quarter of 2007 as compared to $409,178 for the three months ended March 31, 2006. The increase in salaries and benefits expenses was reflective of salary increases, incentive compensation, and the increase in retirement plan accruals. Other components of general and administrative expenses that affected the increase were Advertising and Marketing expenses which increased by $25,077 for the comparable three month period due to a marketing campaign which the Company entered into during the first quarter. Legal and other professional fees increased $26,531 during the first quarter of 2007 due to additional costs incurred in the purchase of shares from stockholders and an increase in accruals to reflect timely recognition of audit and professional fees incurred during the first quarter. Other expenses increased by $19,423 for the comparable three month period due primarily to an increased provision for undisbursed credits of $11,281.

Provision for Income Taxes

During the three months ended March 31, 2007, the Company's provision for income taxes was $104,791 at an effective tax rate of 37.1% . During the three months ended March 31, 2006, the income tax provision amounted to $171,959 at an effective tax rates of 39.4% .

The income tax rate used in determining the Company’s income tax provision or benefit, if any were 34% for federal income tax purposes and 7.15% for state income taxes, net of federal tax benefit. Generally, the current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

Financial Condition

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General

Total assets increased from $90.5 million to $92.7 million or 2.5% between December 31, 2006 and March 31, 2007, resulting from an increase in the deposit accounts of a number of the Company’s customers which are engaged in real estate related industries. The Company may experience deposit contraction in future periods if the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the three months ended March 31, 2007, the Company’s loan portfolio, net of unearned loan fees, decreased by $165 thousand to $51.6 million at March 31, 2007 as compared to $51.8 million at December 31, 2006. The Company experienced moderate increased balances in both Real Estate secured loans and Installment loans while experiencing nominal declines in Construction and Commercial loans. The largest loan category at March 31, 2007 was real estate loans, which consist of commercial, agriculture, and consumer real estate loans excluding construction loans, which constitute 73.7% of the loans portfolio. In anticipation of possible deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral as an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2007 was commercial loans constituting 22.0% of the loan portfolio. The composition of the Company’s loan portfolio at March 31, 2007 and December 31, 2006 is set forth below:

	Loan Portfolio
	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage

Construction	$ 1,379	2.7%	$ 1,925	3.7%
Real estate	38,018	73.7%	37,522	72.5%
Commercial	11,377	22.0%	11,655	22.5%
Installment	834	1.6%	671	1.3%
Gross loans	$ 51,608	100.0%	$ 51,773	100.0%

The weighted average yield on the loan portfolio as of March 31, 2007 was 7.66% and the weighted average contractual term of the loan portfolio is approximately five years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At March 31, 2007, approximately 63.8% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2007 and December 31, 2006, the Company had $8.9 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Bank. At March 31, 2007 the Company had no unadvanced letters of credit; however, at December 31, 2006, the Bank had unadvanced standby letters of credit of

$285,300. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Bank is committed.

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

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reverse any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

At March 31, 2007 and December 31, 2006, the Company had no non-performing assets, loans on non-accrual status, restructured loans, or OREO. At March 31, 2007 and December 31, 2006, the Company had adversely classified loans totaling $3.5 million or 6.93% of average loans and $2.3 million or 4.82% of average loans, respectively. All adversely classified loans were current as of March 31, 2007 and December 31, 2006. Criticized loans increased due to two credits: one due to construction delays and the other due to lower revenues in 2006. Management has little or no expectation for principal loss arising from these adversely classified assets. Though the Company had no non-performing assets at March 31, 2007, in the future, Management anticipates a certain level of problem assets and adversely classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $681,701 at March 31, 2007 and $615,808 at December 31, 2006.

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

Because the Company has not experienced any credit losses, a historical migration analysis of the non-performing assets is not practical. Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.65% to 2.00% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.50% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

At March 31, 2007 and December 31, 2006, the allowance for loan losses was $681,701 and $615,808 respectively. The ratios of the allowance for loan losses to total loans at March 31, 2007 and December 31, 2006 were 1.32% and 1.19%, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, as of and for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	As of or For the		As of or For the
	Period Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
		($ in thousands)
Balances:
Average total loans outstanding during period	$ 51,026	$ 42,500	$ 47,128
Total loans outstanding at the end of the period	$ 51,608	$ 44,268	$ 51,773
Allowance for loan losses:
Balance at the beginning of the period	$ 616	$ 544	$ 544
Total charge-offs	0	0	0
Total recoveries	0	0	0
Net loan charge-offs or recoveries	0	0	0

Provision for loan losses	66	9	72
Balance at the end of the period	$ 682	$ 553	$ 616

Ratios:
Net loan charge-offs to average total loans	n/a	n/a	n/a
Provision for loan losses to average total loans	0.13%	0.02%	0.15%
Allowance for loan losses to total loans at the end
of the period	1.32%	1.25%	1.19%
Net loan charge-offs to allowance for loan losses at
the end of the period	n/a	n/a	n/a
Net loan charge-offs to Provision for loan losses	n/a	n/a	n/a

While Management believes that the amount of the allowance at March 31, 2007 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2007 was $14.5 million having a tax equivalent yield of 4.57% . This compares to an investment portfolio of $16.5 million at December 31, 2006 having a 4.47% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2007 was mortgage-backed securities. At March 31, 2007, 33.6% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. Management does not anticipate purchasing additional investment securities until loan demand declines.

The table below summarizes the carrying value and market value and distribution of the Bank’s investment securities at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		($ in thousands)
Held to maturity:
Mortgage-backed securities	$ 3,878	$ 3,771	$ 4,094	$ 3,987
Corporate bonds	247	256	246	255
Municipal	443	453	444	454
Total held to maturity	4,568	4,480	4,784	4,696

Available for sale:
Municipal	745	745	744	744
Federal agency	3,473	3,473	4,959	4,959
Mortgage-backed	5,784	5,784	6,136	6,136
Total available for sale	10,002	10,002	11,839	11,839
Total	$14,570	$14,482	$16,623	$16,535

There were no material changes since December 31, 2006 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased 3.9 million or 4.9% to $83.3 million at March 31, 2007 from $79.5 million at December 31, 2006 primarily due to the increase in demand deposit accounts, which increased $2.4 million or 4.5% to $56.3 million at March 31, 2007 from $53.8 million at December 31, 2006. Money market demand and NOW deposits increased $1.7 million to $21.6 million at March 31, 2007 from $19.9 million at December 31, 2006. As interest rates rise, depositors tend to adjust balances into higher yielding account balances. The deposit mix of non-interest bearing funds to total deposits was 67.5% at March 31, 2007 and 67.8% at December 31, 2006.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Bank is soliciting other industries in its geographical areas to replace the runoff of customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2007 and 2006 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2007 and December 31, 2006, the Bank had deposits from related parties representing 13.5% and 10.9% of total deposits of the Bank. respectively. Further, at March 31, 2007 and December 31, 2006, deposits from escrow companies represented 33% and 35% of the Bank’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2007 and December 31, 2006, the Bank had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $5.8 million at March 31, 2007 and $7.5 million at December 31, 2006. There was an overall decrease of $1.7 million comprised mainly of stock repurchased from a former director for $1.65 million. The total shares repurchased during the first quarter of 2007 were 87,746 totaling $1.9 million. Net income increased retained earnings by $177,783. Shares purchased through exercised stock options were 2,000 for $13,340. The change in the unrealized loss increased equity by $22,281 during the first quarter of 2007.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, unpledged investment securities available for sale, Federal Reserve Bank; Federal Home Loan Bank; Pacific Coast Bankers’ Bank stock investments, restricted at cost; and cash surrender value of life insurance. At March 31, 2007, the Company’s liquid assets totaled approximately $19.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 20.8% . At December 31, 2006, the Company’s liquid assets totaled approximately $14.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 15.8% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3 million and $2 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively. The Bank is a member of the Federal Home Loan Bank (“FHLB”). As a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $$3.6 million at March 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).

As noted previously, the Company’s subordinated note represents $3 million borrowings from its unconsolidated subsidiary. This subordinated note currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 13.69% and 12.56%, respectively at March 31, 2007, as compared to 13.71% and 12.68%, respectively at December 31, 2006. At March 31, 2007 and December 31, 2006, the Bank’s Leverage Capital Ratios were 8.34% and 7.98%, respectively. As of March 31, 2007 and December 31, 2006, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2007, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 16.14% and 14.23%, respectively, and its Leverage Capital ratio was 10.47% .

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(unaudited)
	March 30,	December 31,	Minimum Requirement
	2007	2006	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.04%	18.08%	10.00%
Tier 1 capital to total risk-weighted assets	12.11%	16.09%	6.00%
Tier 1 leverage ratio	8.91%	11.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	13.69%	13.71%	10.00%
Tier 1 capital to total risk-weighted assets	12.56%	12.68%	6.00%
Tier 1 leverage ratio	8.34%	7.98%	5.00%

Presently, there are no outstanding commitments that would necessitate the use of material amounts of the Company’s capital.

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and net interest income tends to decline as interest rates fall. At March 31, 2007, approximately 63.8% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 45.5% of all fixed rate loans at March 31, 2007 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down).The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of March 31, 2007, there has been no material change in interest rate risk since December 31, 2006.

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

The Bank has in place acceptable limits for each of the risks identified by the regulatory environment. The Bank has defined the types of risk, and has mechanisms in place to manage, monitor and report these risks. Specifically, the Bank focuses on nine risk categories within each area of the Bank. Those categories include: credit risk, interest rate risk, liquidity risk, market/strategic risk, transaction risk, and compliance risk.

Item 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program for the purchase of up to $3 million in Company common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months. In 2006 the Company repurchased 26,239 shares. The following table provides information concerning the Company’s repurchases of its common stock during the first quarter of 2007:

	January	February	March

Average per share price	$ 21.14	$ 21.92	$ 21.40
Number of shares purchased as part of publicly
announced plan or program	6,300	80,320	1,126
Approximate dollar value available for
purchases remaining under the plan	$2,355,093$	$ 592,249	$ 562,444

On February 26, 2007, pursuant to the repurchase plan, the Company repurchased 75,020 shares of its common stock from Mr. Gregg Gibson, an affiliate of the Company and its subsidiary, Chino Commercial Bank, N.A., in a private transaction within the publicly announced program. The aggregate purchase price of the transaction was $1,650,440, or $22.00 per share

Item 3: Default of Senior Securities - None

Item 4: Submission of Matters to Vote of Security Holders – None

Item 5: Other Information - None

Item 6: Exhibits

3.1	Articles of Incorporation of Chino Commercial Bancorp (1)
3.2	Bylaws of Chino Commercial Bancorp (1)
10.1	2000 Stock Option Plan (1)
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)
10.4	Employment Agreement for Dann H. Bowman (2)
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)
10.6	Item Processing Agreement between the Bank and InterCept Group (1)
10.7	Data Processing Agreement between the Bank and InterCept Group (1)
10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended (3)
10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as
Trustee, and Chino Commercial Bancorp, as Issuer (3)
10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of
October 27, 2006 (3)
10.11	Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National
Association dated as of October 27, 2006 (3)
11	Statement Regarding Computation of Net Income Per Share (4)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 5, 2006.

(2)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006.

(3)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(4)	The information required by this exhibit is incorporated from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	CHINO COMMERCIAL BACORP

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT (Section 302 Certification)

I, Dann H. Bowman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Chino Commercial Bancorp ;

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

	c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2007

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT

(Section 302 Certification)

I, Sandra F. Pender, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Chino Commercial Bancorp ;

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

	c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

May 15, 2007

By: /s/ Sandra F. Pender Sandra F Pender Chief Financial Officer

Exhibit 32

CERTIFICATION OF PERIODIC FINANCIAL REPORT

       Dann H. Bowman and Sandra F. Pender hereby certify as follows:

     1. They are the President and Chief Executive Officer and the Chief Financial Officer, respectively, of Chino Commercial Bancorp.

     2. The Form 10-QSB of Chino Commercial Bancorp for the quarterly period ended March 31, 2007 complies with the requirements pf Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U. S. C. 78(m) or 78(d)) and the information contained in the report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date: May 15, 2006

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer

By: /s/ Sandra F. Pender Sandra F. Pender Chief Financial Officer