Form 10QSB
period 2007-06-30
Chino Commercial Bancorp
filed 2007-08-14
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

On August 3, 2007, there were 711,451 shares of Chino Commercial Bancorp Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION
Item 1
CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS:	Unaudited	Audited
Cash and due from banks	$6,044,733	$4,201,391
Federal funds sold	11,345,000	10,775,000
Cash and cash equivalents	17,389,733	14,976,391
Interest-bearing deposits in other banks	496,000	2,541,000
Investment securities available for sale	8,470,207	11,839,152
Investment securities held to maturity (fair value approximates
$4,264,000 at June 30, 2007 and $4,696,000 at December 31, 2006)	4,372,852	4,784,277
Total investments	13,339,059	19,164,429
Loans
Construction	1,720,521	1,925,067
Real estate	36,445,989	37,521,967
Commercial	10,599,833	11,655,290
Installment	823,157	670,765
Gross loans	49,589,500	51,773,089
Unearned fees and discounts	(113,495)	(136,046)
Loans net of unearned fees and discount	49,476,005	51,637,043
Allowance for loan losses	(676,452)	(615,808)
Net loans	48,799,553	51,021,235

Restricted stock	643,250	627,500
Accrued interest receivable	294,285	385,764
Fixed assets, net	2,172,077	2,222,503
Prepaid & other assets	2,216,604	2,076,976
Total assets	$84,854,561	$90,474,798

LIABILITIES:
Deposits
Non-interest bearing	$49,080,460	$53,845,147
Interest Bearing	26,480,027	25,608,988
Total deposits	75,560,487	79,454,135
Accrued interest payable	57,283	61,477
Accrued expenses & other payables	431,725	412,745
Subordinated debentures	3,093,000	3,093,000
Total liabilities	79,142,495	83,021,357
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 714,732 shares and 808,214 shares at June 30, 2007
and December 31, 2006, respectively.	2,868,257	5,022,984
Retained earnings	2,910,363	2,507,373
Accumulated other comprehensive loss	(66,554)	(76,916)
Total equity	5,712,066	7,453,441
Total liabilities & equity	$84,854,561	$90,474,798

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2007	2006	2007	2006
Interest income
Interest on investment securities	$149,129	$218,192	$314,051	$434,744
Interest on Federal funds and Due from banks time	155,723	184,558	298,866	332,560
Interest and fee income on loans	1,025,614	865,034	2,002,785	1,676,213
Total interest income	1,330,466	1,267,784	2,615,702	2,443,517
Interest expense
Deposits	166,584	115,678	326,281	195,584
Other borrowings	51,262	300	102,525	600
Total interest expense	217,846	115,978	428,806	196,184
Net interest income	1,112,620	1,151,806	2,186,896	2,247,333
Provision for loan losses	(5,249)	19,500	60,644	28,250
Net interest income after
provision for loan losses	1,117,869	1,132,306	2,126,252	2,219,083
Non-interest income
Service charges on deposit accounts	194,739	134,926	372,421	263,874
Other miscellaneous fee income	7,693	6,533	16,803	9,661
Dividend income from restricted stock	11,638	10,356	20,513	16,550
Income from bank owned life insurance	15,219	15,504	31,422	30,185
Total non-interest income	229,289	167,319	441,159	320,270
General and administrative expenses
Salaries and employee benefits	496,303	433,195	978,155	842,373
Occupancy and equipment	87,083	97,314	180,323	201,953
Data and item processing	78,768	61,753	145,358	122,711
Advertising and marketing	35,845	25,529	75,371	39,978
Legal and professional fees	85,018	45,541	155,369	89,363
Insurance	8,187	6,196	14,545	12,340
Directors' fees and expenses	19,800	22,285	40,250	44,356
Other expenses	172,386	152,326	331,698	294,303
Total general & administrative expenses	983,390	844,139	1,921,069	1,647,377
Income before income tax expense	363,768	455,486	646,342	891,976
Income tax expense	138,561	177,844	243,352	349,803
Total income	$225,207	$277,642	$402,990	$542,173
Basic earnings per share	$0.31	$0.34	$0.54	$0.66
Diluted earnings per share	$0.29	$0.31	$0.50	$0.61

The accompanying notes are an integral part of these financial statements

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	818,453	$5,318,830	$1,497,818	$(122,608)	$6,694,040
Comprehensive income:
Net income			1,009,555		1,009,555
Change in unrealized loss on
securities available for sale, net of tax				45,692	45,692
Total comprehensive income					1,055,247

Exercise of stock options, including
tax benefit	16,000	210,142			210,142
Stock repurchased and retired	(26,239)	(522,284)			(522,284)
Stock based compensation		16,296			16,296
Balance at December 31, 2006 (Audited)	808,214	5,022,984	2,507,373	(76,916)	7,453,441
Comprehensive income:
Net income			402,990		402,990
Change in unrealized loss on
securities available for sale, net of tax				10,362	10,362
Total comprehensive income					413,352
					0
Exercise of stock options	6,946	48,777			48,777
Stock repurchased and retired	(100,428)	(2,211,653)			(2,211,653)
Stock based compensation		8,149			8,149
Balance at June 30, 2007 (Unaudited)	714,732	$2,868,257	$2,910,363	$(66,554)	$5,712,066

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$402,990	$542,173
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	60,644	28,250
Depreciation and amortization	93,126	102,339
Amortization of premiums on investment securities	(7,553)	(2,182)
Amortization of deferred loan costs, net	(22,551)	(47,083)
Stock-based compensation expense	8,149	8,148
Net changes in:
Accrued interest receivable	91,479	(39,218)
Other assets	(146,827)	(68,807)
Accrued interest payable	(4,194)	221
Other liabilities	18,980	105,236
Net cash provided by operating activities	494,243	629,077

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Purchases	0	(1,400,000)
Repayments and calls	3,394,059	2,607,670
Activity in held to maturity investment securities:
Repayments and calls	411,425	479,078
Net change in interest-bearing deposits in other banks	2,045,000	(1,092,000)
Purchase of stock investments, restricted	(15,750)	(44,500)
Loan participations sold	0	1,618,261
Loan originations and principal collections, net	2,183,589	(6,031,212)
Purchase of premises and equipment	(42,700)	(468,291)
Net cash provided by (used in) investing activities	7,975,623	(4,330,994)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(3,893,648)	1,326,810
Proceeds from the exercise of stock options	48,777	50,025
Payments for stock repurchases	(2,211,653)
Net cash provided by financing activities	(6,056,524)	1,376,835
Net increase in cash and cash equivalents	2,413,342	(2,325,082)

Cash and Cash Equivalents at Beginning of Period	14,976,391	16,698,842
Cash and Cash Equivalents at End of Period	$17,389,733	$14,373,760

Supplemental Information
Interest paid	$433,000	$195,364
Income taxes paid	$298,000	$517,000

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated in March 2006 and, pursuant to a Plan of Reorganization, acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company.

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, financial information contained throughout this quarterly report prior to July 1, 2006 is for the Bank only. Information as of December 31, 2006 and for the quarter and six months ended June 30, 2007 is for the Company on a consolidated basis unless otherwise stated.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements:

In March 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Company does not expect adoption to have a significant impact on its financial statements, results of operation or liquidity.

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainly in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect adoption to have a significant impact on its financial statements, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Company also elects to apply the provisions of

FASB Statement No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

Note 4 – Stock Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Stock-based compensation expense amount recorded was approximately $4,100 for the three months ended June 30, 2007 and 2006, respectively, and approximately $8,200 for the six months ended June 30, 2007 and 2006, respectively. The Company selected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006. Future compensation expense may be greater if additional stock options are granted by the Company.

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. Outstanding incentive options began vesting after one year from the date of grant at a rate of 33% per year. Outstanding non-qualified options vest as follows: 25% on the date of grant, and 25% per year beginning on the first anniversary of the date of grant. All options expire 10 years after date of grant. There were no options granted during the six months ended June 30, 2007 or 2006.

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

The basic and diluted earnings per share is as follows:

			Earnings per share Calculation
		For the three months ended June 30,
	2007			2006
	Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$225,207	718,128	$0.31	$277,642	823,453	$0.34

Effect of dilutive shares:
assumed exercise of
outstanding options		60,467	(0.02)		65,706	(0.03)

Diluted earnings per share	$225,207	778,595	$0.29	$277,642	889,159	$0.31

			Earnings per share Calculation
		For the six months ended June 30,
	2007			2006
	Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$402,990	746,500	$0.54	$542,173	820,953	$0.66

Effect of dilutive shares:
assumed exercise of
outstanding options		59,128	(0.04)		67,058	(0.05)

Diluted earnings per share	$402,990	805,628	$0.50	$542,173	888,011	$0.61

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2007 and December 31, 2006, the Company had $9.6 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At June 30, 2007 the Company had $128,000 in unadvanced standby letters of credit, while at December 31, 2006, the Company had $285,300 in unadvanced standby letters of credit.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of June 30, 2007.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at June 30, 2007 and December 31, 2006 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2007 compared to second quarter 2006

Net income for the quarter ended June 30, 2007 was $225,207 compared with $277,642 for the quarter ended June 30, 2006, a decline of 18.9% . Basic and diluted earnings per share for the second quarter of 2007 were $0.31 and $0.29, compared to $0.34 and $0.31 for the second quarter of 2006. The Company’s annualized return on average equity was 15.64% and annualized return on average assets was 1.05% for the quarter ended June 30, 2007, compared to a return on average equity of 15.53% and a return on assets of 1.22% for same quarter in 2006. The primary reasons for the change in net income during the second quarter of 2007 are as follows:

  Net interest income decreased $39,186 or 3.4% during the three months ended June 30, 2007 primarily due to the decrease in earning assets and an increase in interest-bearing liabilities, which includes the addition of $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006..

  Service charges on deposits increased by $59,813 or 44.3% for the second quarter due to increased analysis charges and returned item charges.

  Salaries and employee benefits expense increased 14.6% or $63,108 for the second quarter of 2007. This was due to an increase in staff from 26 to 28 full-time equivalent employees, salary increases, and increased incentive compensation.

  Advertising and marketing expenses increased $10,316 to $35,845 for the three months ended June 30, 2007 due to marketing campaigns performed during the second quarter of 2007.

  Legal and professional fees increased $39,477 to $85,018 for the second quarter of 2007 due to additional costs incurred and an increase in accruals to reflect timely recognition of Legal and professional fees incurred during the second quarter of 2007.

First half of 2007 compared to the first half of 2006

Net income for the six months ended June 30, 2007 was $402,990 compared with $542,173 for the first six months of 2006, a decline of 25.67% . Basic and diluted earnings per share for the six months ended June 30, 2007 were $0.54 and $0.50, compared to $0.66 and $0.61 for the same period in 2006. Annualized return on average equity was 12.82% and a return on assets of 0.93%, compared to a return on equity of 15.46% and a return on assets of 1.22% for the same period in 2006. The primary reasons for the change in net income during the first half of 2007 are as follows:

  Net interest income decreased $60,437 or 2.7% during the first half of 2007 due primarily to the decrease in earning assets and an increase in interest-bearing liabilities, which includes $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006.

  The Provisions for Loan Losses increased $32,394 or 114.7% for the six months ended June 30, 2007, despite having no delinquent or non-performing loans at the quarter-end. Looking at a number of economic events occurring in and around the real estate industries, the Company is taking a proactive and conservative approach to credit quality by making these provisions.

  Service charges on deposits increased by $108,547 or 41.1% for the first half of 2007, due to an increase volume subject to analysis charges and returned item charges.

  For the six months ended June 30, 2007 salaries and benefits increased $135,782 or 16.1% as compared with the first half of 2006. This was due to an increase in staff from 25 to 28 full-time equivalent employees and an increase in incentive compensations.

  Advertising and Marketing expenses increased $35,393 to $155,369 for the six months ended June 30, 2007 due to marketing campaigns performed during the first half of 2007.

  Legal and professional fees increased $66,006 to $155,369 for the first half of 2007 due to additional costs incurred in the share repurchase plan, the additional FDIC assessment, and an increase in accruals to reflect timely recognition of audit and professional fees incurred during the second quarter of 2007.

.

Financial Condition Summary

The Company’s total assets were $84.9 million at June 30, 2007, a decline of $5.6 million, or 6.2% as compared to total assets of $90.5 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the six months ended June 30, 2007 are outlined below:

  Total assets declined from $90.5 million to $84.9 million or 6.2% between December 31, 2006 and June 30, 2007, resulting from a decrease in the deposit balances of a number of the Company’s customers who are engaged in real estate related industries

  Total non-interest bearing deposits decreased from $53.8 million at December 31, 2006 to $49.1 million for reporting period ended June 30, 2007, an 8.8% decrease.

  Total deposits decreased from $79.5 million at December 31, 2006 to $75.6 million at June 30, 2007, or a 4.0% reduction.

  The Company experienced a decrease in interest-earning assets of $7.4 million or 9.1% to $74.3 million in the first half of 2007. Investment securities decreased $3.8 million and Due from banks time deposits decreased $2.0 million. No new investment securities or Due from banks have been added in 2007, and the decreases were caused by maturities and principal payments from Mortgage-backed securities.

  Interest-bearing liabilities increased $0.9 million or 3.0% to $29.6 in the six months ended June 30, 2007 as compared to December 31, 2006. The increase in interest-bearing deposits is the result of the Company’s emphasis to attract new customers.

  Loan demand has remained relatively stable; however, gross loans decreased $2.2 million, or 4.2% to $49.6 million at June 30, 2007, while undisbursed commitments increased $3.2 million to $9.6 million at June 30, 2007.

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

Net Interest Income and Net Interest Margin

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2007 and 2006. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the three months ended			For the three months ended
	June 30, 2007			June 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans net of unearned discount [1]	$50,378	$1,026	8.17%	$45,535	$865	7.62%
Securities of U.S. government agencies	3,178	32	4.04%	7,514	63	3.36%
Mortgage-backed securities	9,417	101	4.30%	12,465	138	4.44%
Other securities	1,337	16	4.80%	1,462	17	4.66%
Federal funds sold/Due from time	11,779	156	5.31%	15,308	185	4.85%
Total interest-earning assets	76,089	$1,331	7.02%	82,284	$1,268	6.18%
Non-interest earning assets	9,783			9,060
Total assets	$85,872			$91,344

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$22,046	$127	2.31%	$20,535	$92	1.80%
Savings	1,088	1	0.37%	1,123	1	0.36%
Time deposits < $100,000	1,862	14	3.02%	1,484	10	2.70%
Time deposits equal to or > $100,000	2,664	25	3.76%	1,866	13	2.79%
Subordinated debenture	3,093	51	6.61%	0	0	0.00%
Total interest-bearing liabilities	30,753	$218	2.84%	25,008	$116	1.86%
Non-interest bearing deposits	48,833			58,509
Non-interest bearing liabilities	526			680
Stockholders' equity	5,760			7,147
Total liabilities and stockholders' equity	$85,872			$91,344

Net interest income		$1,113			$1,152

Net interest spread [2]			4.17%			4.32%
Net interest margin [3]			5.85%			5.60%

[1] Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $67,000 for the three months ended June 30, 2007 as compared to $16,000 for the three months ended June 30, 2006. Loans are net of deferred fees and related direct costs.
[2] Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days based on a 365 day year.

The Company’s net interest income for the second quarter of 2007 was $1,112,620 compared to $1,151,806 in the second quarter of 2006, a decrease of $39,186, or 3.4% . The net interest margin was 5.85% for the three months ended June 30, 2007 as compared to 5.60% for the same period in 2006. Average loans increased $4.8 million or 10.6% for the second quarter of 2007 compared with the same period of 2006. The increase in average loans resulted in approximately $96,000 of the increased income from loans, while the increased rate resulted in approximately $65,000 of the increase. Lower yielding average investment securities decreased $7.5 million or 35.0% . The reduction of these balances was due to maturities and payments from mortgage-backed securities. This decrease in average balances resulted in reduced income from securities of approximately $75,000, while an increased yield reduced this decrease by approximately $6,000. Average Federal funds sold and Due from banks time decreased $3.5 million or 23.1% in the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006. This caused a reduction of interest income from Federal funds sold and Due from banks time for the quarter of $28,835, or 15.6% from $184,558 earned in the quarter ended June 30, 2007. This is a direct result of the reduction in deposit account balances.

Average interest bearing liabilities increased $5.7 million in the second quarter of 2007 as compared to the second quarter of 2006, which includes $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006. The company also experienced continued migration of deposits to higher yielding accounts resulting in increases in Money market and Time account balances. The addition of the subordinated debenture resulted in $50,962 in increased interest expense. The increase in average interest bearing deposits resulted in approximately $16,000 increased interest expense while the increased interest rate on deposits increased expense approximately $34,000 for second quarter of 2007 as compared to the second quarter of 2006.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the six months ended			For the six months ended
		June 30, 2007			June 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans net of unearned discount [1]	$50,700	$2,003	7.97%	$44,026	$1,676	7.68%
Securities of U.S. government agencies	3,608	73	4.08%	7,596	125	3.32%
Mortgage-backed securities	9,724	209	4.33%	12,839	280	4.40%
Other securities	1,324	32	4.87%	1,265	30	4.78%
Federal funds sold/Due from time	11,382	299	5.30%	14,489	333	4.63%
Total interest-earning assets	76,738	$2,616	6.87%	80,215	$2,444	6.14%
Non-interest earning assets	9,550			9,097
Total assets	$86,288			$89,312

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$21,052	$245	2.35%	$19,222	$153	1.61%
Savings	1,069	2	0.38%	1,009	2	0.40%
Time deposits < $100,000	1,875	29	3.12%	1,474	17	2.33%
Time deposits equal to or > $100,000	2,769	51	3.71%	1,880	24	2.57%
Subordinated debenture	3,093	102	6.65%	0	0	0.00%
Total interest-bearing liabilities	29,858	$429	2.90%	23,585	$196	1.68%
Non-interest bearing deposits	49,624			57,990
Non-interest bearing liabilities	518			723
Stockholders' equity	6,288			7,014
Total liabilities and stockholders' equity	$86,288			$89,312

Net interest income		$2,187			$2,248

Net interest spread [2]			3.98%			4.47%
Net interest margin [3]			5.70%			5.60%

[1] Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $87,000 for the six months ended June 30, 2007 as compared to $56,000 for the six months ended June 30, 2006. Loans are net of deferred fees and related direct costs.
[2] Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days based on a 365 day year.

Net interest income for the first half of 2007 was $2,186,896 compared to $2,247,333 in the first half of 2006, a decrease of $60,437, or 2.7% . Interest income increased $172,185 or 7.1% in the first half of 2007 compared to the same period of 2006, while interest expense increased $232,622 or 118.6% . Interest and fee income from loans increased during the first half of 2007 to $2,002,785, or 19.5% from $1,676,213 for the same period in 2006 primarily due to rate increases. Due to the reduction of average deposits, Federal funds sold, Due from banks time, and Investment securities average balances declined as did income from those balances. Interest income from Investment securities decreased $120,693 or 27.8% to $314,051 for the first half of 2007 compared to the first half of 2006. Interest income from Federal funds sold and Due from banks time decreased to $298,866 for the six months ended June 30, 2007 from $333,560 for the same period in 2006.

The largest component interest expense was the interest on trust preferred debt of $101,925 or 52.0% of the increase comparing the first half of 2007 to the same period in 2006. Interest expense on deposits increase $130,697, or 66.8% to $326,281 for the first half of 2007 compared to the first half of 2006. Interest bearing deposits to total deposits increased from 28.9% for the first half of 2006 to 35.04% for the same period in 2007 as deposits continue to migrate to higher yielding accounts. The Company’s net interest margin was 5.70% for the six ended June 30, 2007 as compared to 5.60% for the six months ended June 30, 2006.

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

	For the quarter ended			For the six months ended
	June 30,			June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thosands)			($ in thosands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Net loans	$96	$65	$161	$2	$325	$327
Securities of U.S. government agencies	(41)	10	(31)	(20)	(32)	(52)
Mortgage-backed securities	(33)	(4)	(37)	(0)	(71)	(71)
Other securities	(1)	0	(1)	(0)	2	2
Federal funds sold/Due from time	(46)	17	(29)	(29)	(5)	(34)
Total interest-earning assets	(25)	88	63	(48)	220	172

Interest-bearing liabilities
Money market & NOW	7	28	35	0	92	92
Savings	(0)	0	0	0	(0)	0
Time deposits < $100,000	3	1	4	0	12	12
Time deposits equal to or > $100,000	7	5	12	(0)	27	27
Subordinated debenture	0	51	51	0	102	102
Total interest-bearing liabilities	16	86	102	0	233	233
Change in net interest income	$(41)	$2	$(39)	$(48)	$(13)	$(61)

Provision for Loan Losses

Credit risk in inherent in the business of making loans. Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning specific allowances for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

In December, 2006 the OCC revised its interagency guidelines, reinforcing existing guidelines for real estate lending safety and soundness. The interagency guidance provides criteria for identifying institutions with commercial real estate loan concentrations. The Guidance promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue commercial real estate lending in a safe and sound manner. During the first quarter of 2007, the Company provided $65,893 to the Reserve for loan loss account. For the six months ended June 30, 2007 and 2006, the Company posted $60,644 and $28,250, respectively, to the reserve account, a 114.7% increase. All credits were current as of June 30, 2007, no principal losses have been recorded, and no credits were on nonaccrual status. The allowance for loan losses was $676,452 or 1.36% of gross loans receivable at June 30, 2007 as compared to $615,808 or 1.19% of gross loans receivable at December 31, 2006 and $572,590 or 1.22% of gross loans receivable at June 30, 2006. The Company made a significant provision to the Allowance for loan losses during the first half of 2007, despite having no delinquent or non-performing loans at the quarter-end. Though the provision resulted in lower earnings during the first half, in the long run management believes that these conservative credit practices will benefit the Company in an ongoing basis.

At June 30, 2007 the Company had no delinquent loans, and no loans on non-accrual status. The Company has experienced no credit losses year-to-date, and no credit losses since inception. The Company has not originated, and has no exposure to sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $229,289 for the three months ended June 30, 2007 as compared to $167,319 for the three months ended June 30, 2006, a 37.1% increase. For the first half of 2007, non-interest income increased 37.8% to $441,159 compared to $320,270 for the same period in 2006. Total annualized non-interest income as a percentage of average assets increased to 1.2% and 1.1% for the three and six months ended June, 30, 2007, respectively, compared to 0.8% for both periods in 2006. The increases were due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for the three months				Non-Interest Income for the six months
	ended June 30,				ended June 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$195	84.8%	$135	80.8%	$372	84.3%	$264	82.5%
Other miscellaneous
fee income	8	3.5%	7	4.2%	17	3.9%	10	3.1%
Dividend income
from restricted stock	12	5.2%	10	6.0%	21	4.8%	16	5.0%
Income from bank
owned life	15	6.5%	15	9.0%	31	7.0%	30	9.4%
Total non-interest
income	$230	100.0%	$167	100.0%	$441	100.0%	$320	100.0%
As a percentage of
average earning
assets		1.2%		0.8%		1.1%		0.8%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $59,813 or 44.3% to $194,739 for the three months ended June 30, 2007 and increased $108,547 or 41.1% to $372,421 for the six months period ended June 30, 2007. The increase was primarily attributable to increased analysis charges and returned item charges.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006:

	Non-Interest Expense for the three months				Non-Interest Expense for the six months
	ended June 30,				ended June 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$496	50.6%	$433	51.2%	$978	50.8%	$842	51.0%
Occupancy and equipment	87	8.9%	97	11.5%	180	9.4%	202	12.3%
Data processing	79	8.0%	62	7.3%	145	7.5%	123	7.5%
Deposit products and services	57	5.8%	90	10.7%	99	5.2%	161	9.8%
Legal and other professional fees	85	8.6%	46	5.5%	155	8.1%	89	5.4%
Advertising and marketing	36	3.7%	26	3.1%	75	3.9%	40	2.4%
Directors’ fees and expenses	20	2.0%	22	2.6%	40	2.1%	44	2.7%
Printing and supplies	16	1.6%	14	1.7%	32	1.7%	29	1.8%
Telephone	8	0.8%	9	1.1%	15	0.8%	17	1.0%
Insurance	8	0.8%	6	0.7%	15	0.8%	12	0.7%
Reserve for undisbursed lines of
credit	11	1.1%	(15)	-1.8%	17	0.9%	(15)	-0.9%
Other expenses	80	8.1%	54	6.4%	170	8.8%	103	6.3%
Total non-interest expenses	$983	100.0%	$844	100.0%	$1,921	100.0%	$1,647	100.0%
Non-interest expense as a
percentage of average earning
assets		5.2%		4.1%		5.0%		4.1%
Efficiency ratio		73.0%		65.0%		74.8%		64.9%

Total annualized non-interest expenses as a percentage of average assets increased to 5.2% from 4.1% for the three months ended June 30, 2007 as compared to three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, these percentages were 5.0% and 4.1%, respectively. This was due to increased staffing needs, marketing and advertising and Legal and other professional fees. The efficiency ratio increased from 65.0% and 64.9%, respectively, for the three and six months ended June 30, 2006 to 73.0% and 74.8%, respectively, for the same periods in 2007.

Non-interest expenses were $983,390 for the three months ended June 30, 2007 as compared to $844,139 for the three months ended June 30, 2006, a 16.5% increase. Non-interest expenses increased $273,692 or 16.6% to $1,921,069 for the first half of 2007 compared to the same period in 2006. The largest component of general and administrative expenses was salary and benefits expense of $496,303 for second quarter and $978,155 for first half of 2007 compared to $433,195 and $842,373 for the same periods in 2006, representing 14.5% and 16.3% increases, respectively. The increase in salaries and benefits expenses was reflective of increases in staff, salaries, and incentive compensation. Other components of general and administrative expenses that affected the increase were Advertising and Marketing expenses which increased by $10,316, a 40.4% for the comparable three month and $35,393, or 88.5% for the comparable six month periods due to ongoing marketing campaigns to attract a more diverse customer base. Legal and other professional fees increased 86.7% and 73.9% or $39,477 and $66,006, respectively, during the three and six months ended June 30, 2007 compared to the same periods in 2006, due to additional costs incurred in the purchase of shares from stockholders and an increase in accruals to reflect timely recognition of audit and professional fees incurred during 2007.

Provision for Income Taxes

The tax provision was $138,561 and $243,352 for the second quarter and the six months ended June 30, 2007, respectively, representing approximately 38% of pre-tax income for both periods. In comparison, the tax provision was $177,844 and $349,803 for the second quarter and the six months ended June 30, 2006, respectively, representing approximately 39% of pre-tax income for both periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

General

Total assets declined from $90.5 million to $84.9 million or 6.2% between December 31, 2006 and June 30, 2007, resulting from a contraction in deposit accounts attributable to a number of the Company’s customers who are engaged in real estate related activity. The Company may continue experiencing deposit contraction in future periods if the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the six months ended June 30, 2007, the Company’s loan portfolio, net of unearned loan fees, decreased by $2.1 million to $49.5 million at June 30, 2007 as compared to $51.6 million at December 31, 2006. The Company experienced moderate increases in Installment loans, while experiencing declines in Real estate secured loans, Construction, and Commercial loans. The largest loan category at June 30, 2007 was real estate loans, which consist of commercial, agriculture, and consumer real estate loans excluding construction loans. This constitutes 73.4% of the loans portfolio. In anticipation of possible deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral as an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at June 30, 2007 was commercial loans, constituting 21.4% of the loan portfolio. The composition of the Company’s loan portfolio at June 30, 2007 and December 31, 2006 is set forth below:

	Loan Portfolio
	June 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage

Construction	$1,721	3.5%	$1,925	3.7%
Real estate	36,446	73.4%	37,522	72.5%
Commercial	10,600	21.4%	11,655	22.5%
Installment	823	1.7%	671	1.3%
Gross loans	$49,590	100.0%	$51,773	100.0%

The weighted average yield on the loan portfolio as of June 30, 2007 was 7.97% and the weighted average contractual term of the loan portfolio is approximately four and one half years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At June 30, 2007 approximately 63.6% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2007 and December 31, 2006, the Company had $9.6 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At June 30, 2007 the Company had

$128,000 in unadvanced letters of credit and at December 31, 2006, the Company had unadvanced standby letters of credit of $285,300. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

At June 30, 2007 and December 31, 2006, the Company had no non-performing assets, loans on non-accrual status, restructured loans, or OREO. At June 30, 2007 and December 31, 2006, the Company had classified loans totaling $3.6 million or 3.4% of average loans and $2.3 million or 4.82% of average loans, respectively. All classified loans were current as of June 30, 2007 and December 31, 2006. Management has little or no expectation for principal loss arising from these classified assets. Though the Company had no non-performing assets at June 30, 2007, in the future, Management anticipates a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $676,452 at June 30, 2007 and $615,808 at December 31, 2006.

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

At June 30, 2007 and December 31, 2006, the allowance for loan losses was $676,452 and $615,808 respectively. The ratios of the allowance for loan losses to total loans at June 30, 2007 and December 31, 2006 were 1.37% and 1.19%, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, as of and for the three and six months ended June 30, 2007 and 2006 and the year ended December 31, 2006, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	For the Quarter Ended		For the Six-Month Period Ended		For the Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
	($ in thousands)
Balances:
Average total loans outstanding during period	$50,378	$45,535	$50,700	$44,026	$47,128
Total loans outstanding at the end of the period	$49,590	$44,268	$49,590	$44,268	$51,773
Allowance for loan losses:
Balance at the beginning of the period	$682	$553	$616	$544	$544
Total charge-offs	0	0	0	11	11
Total recoveries	0	0	0	11	11
Net loan charge-offs or recoveries	0	0	0	0	0

Provision for loan losses	-6	19	60	28	72
Balance at the end of the period	$676	$572	$676	$572	$616

Ratios:
Net loan charge-offs to average total loans	n/a	n/a	n/a	n/a	n/a
Provision for loan losses to average total loans	-0.01%	0.04%	0.12%	0.06%	0.15%
Allowance for loan losses to total loans at the end of
the period	1.36%	1.29%	1.36%	1.29%	1.19%
Net loan charge-offs to allowance for loan losses at the
end of the period	n/a	n/a	n/a	n/a	n/a
Net loan charge-offs to Provision for loan losses	n/a	n/a	n/a	n/a	n/a

While Management believes that the amount of the allowance at June 30, 2007 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The Company has not purchased securities during 2007, using funds from matured and paid down securities for investment in the overnight market and higher-yielding loans to its customers. The market value of the Company’s investment portfolio at June 30, 2007 was $12.7 million having a yield of 4.42% . This compares to an investment portfolio of $16.5 million at December 31, 2006 having a 4.47% tax equivalent yield. The primary category of investment in the portfolio at June 30, 2007 was mortgage-backed securities. At June 30, 2007, 24.7% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR.

The table below summarizes the carrying value and market value and distribution of the Bank’s investment securities at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Mortgage-backed securities	$3,684	$3,571	$4,094	$3,987
Corporate bonds	247	252	246	255
Municipal	442	441	444	454
Total held to maturity	4,373	4,264	4,784	4,696

Available for sale:
Municipal	726	726	744	744
Federal agency	2,482	2,482	4,959	4,959
Mortgage-backed	5,262	5,262	6,136	6,136
Total available for sale	8,470	8,470	11,839	11,839
Total	$12,843	$12,734	$16,623	$16,535

There were no material changes since December 31, 2006 in the maturities or repricing of the investment securities.

Deposits

The Company has experienced a reduction in deposit balances, mainly from its customers in the real estate industry. Total deposits decreased $3.9 million or 4.9% to $75.6 million at June 30, 2007 from $79.5 million at December 31, 2006 primarily due to the decrease in demand deposit accounts, which decreased $4.7 million or 8.8% to $49.1 million at June 30, 2007 from $53.8 million at December 31, 2006. Money market demand and Now deposits increased $1.4 million to $21.3 million at June 30, 2007 from $19.9 million at December 31, 2006. As interest rates rise, depositors tend to adjust balances into higher yielding account balances. The deposit mix of non-interest bearing funds to total deposits was 65.0% at June 30, 2007 and 67.8% at December 31, 2006.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff from customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended June 30, 2007 and 2006 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At June 30, 2007 and December 31, 2006, the Bank had deposits from related parties representing $10.4 million, or 13.8% of total deposits and $8.7 million, or 10.9% of total deposits of the Bank, respectively. Further, at June 30, 2007 and December 31, 2006, deposits from escrow companies represented 28% and 35% of the Bank’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2007 and December 31, 2006, the Bank had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $5.7 million at June 30, 2007 and $7.4 million at December 31, 2006. There was an overall decrease of $1.7 million comprised mainly of stock repurchased under THE STOCK REPURCHASE PROGRAM from a former director for $1.65 million. The total shares repurchased during the first half of 2007 was 106,667 totaling $2.3 million. Net income increased retained earnings by $402,990. Shares purchased through exercised stock options were 6,946 for $48,777. The change in the unrealized loss on securities available for sale increased equity by $10,362 during the first half of 2007.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2007, the Company’s liquid assets totaled approximately $14.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 16.8% . At December 31, 2006, the Company’s liquid assets totaled approximately $14.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 15.8% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million and $3 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively. The Bank is a member of the Federal Home Loan Bank (“FHLB”). As a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $19.7 million at June 30, 2007.

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

As noted previously, the Company’s subordinated note represents $3 million borrowings from its unconsolidated trust subsidiary. This subordinated note currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

		Risk Based Ratios
		(unaudited)
	June 30,	December 31,	Minimum Requirement
	2007	2006	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.66%	18.08%	10.00%
Tier 1 capital to total risk-weighted assets	12.58%	16.09%	6.00%
Tier 1 leverage ratio	8.97%	11.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	14.77%	13.71%	10.00%
Tier 1 capital to total risk-weighted assets	13.60%	12.68%	6.00%
Tier 1 leverage ratio	9.72%	7.98%	5.00%

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and net interest income tends to decline as interest rates fall. At June 30, 2007, approximately 626% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 20.2% of all fixed rate loans at June 30, 2007 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of June 30, 2007, there has been no material change in interest rate risk since December 31, 2006.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the current reporting period of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program for the purchase of up to $3 million in Company common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months. In prior periods the Company repurchased 113,985 shares. The following table provides information concerning the Company’s repurchases of its common stock during the second quarter 2007:

	April	May	June

Average per share price	$-	$23.17	$-
Number of shares purchased as part of publicly
announced plan or program	0	12,682	0
Cumulative shares repurchased under program	113,985	126,667	126,667
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$562,444	$267,113	$267,113

Item 3: Default of Senior Securities - None

Item 4: Submission of Matters to Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 17, 2007. A total of 501,728 shares were represented and voting at the meeting, constituting 68.6% of the 731,094 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to one-year terms. The votes tabulated were:

	Authority	Authority
Name:	Given:	Withheld:	Total:
Dann H. Bowman	501,203	525	501,728
Linda M. Cooper	501,203	525	501,728
Pollyanna Franks	501,203	525	501,728
H.H. Kindsvater	501,203	525	501,728
Richard G. Malooly	501,203	525	501,728
Richard J. Vanderpool	501,203	525	501,728
Bernard J. Wolfswinkel	501,203	525	501,728
Thomas A. Woodbury, D.O.	501,203	525	501,728
Jeanette L. Young	501,203	525	501,728

There were no broker non-votes received with respect to this item.

Item 5: Other Information - None

Item 6: Exhibits

3.1	Articles of Incorporation of Chino Commercial Bancorp (1)

3.2	Bylaws of Chino Commercial Bancorp (1)

10.1	2000 Stock Option Plan (1)

10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)

10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)

10.4	Employment Agreement for Dann H. Bowman (2)

10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)

10.6	Item Processing Agreement between the Bank and InterCept Group (1)

10.7	Data Processing Agreement between the Bank and InterCept Group (1)

10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended (3)

10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee, and Chino Commercial Bancorp, as Issuer (3)

10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)

10.11	Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 (3)

11	Statement Regarding Computation of Net Income Per Share (4)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 5, 2006.

(2)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006.

(3)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(4)	The information required by this exhibit is incorporated from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007	CHINO COMMERCIAL BACORP

By: /s/ Dann H. Bowman___________
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT

(Section 302 Certification)

I, Dann H. Bowman, certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Chino Commercial Bancorp ;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure
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

5	.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of
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

Date: August 10, 2007

By: /s/ Dann H. Bowman_____________
Dann H. Bowman
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT

(Section 302 Certification)

I, Sandra F. Pender, certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Chino Commercial Bancorp ;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure
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

5	.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of
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

August 10, 2007

By: /s/ Sandra F. Pender_____________
Sandra F Pender
Chief Financial Officer

Exhibit 32

CERTIFICATION OF PERIODIC FINANCIAL REPORT

Dann H. Bowman and Sandra F. Pender hereby certify as follows:

1. They are the President and Chief Executive Officer and the Chief Financial Officer, respectively, of
Chino Commercial Bancorp.

2. The Form 10-QSB of Chino Commercial Bancorp for the quarterly period ended June 30, 2007 complies with the requirements pf Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78(m)
or 78(d)) and the information contained in the report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date: August 10, 2006

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Chief Financial Officer