Form 10QSB
period 2007-09-30
Chino Commercial Bancorp
filed 2007-11-14
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Commission file number: 000-52098 __________________

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

On November 2, 2007, there were 704,851 shares of Chino Commercial Bancorp Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION
Item 1
CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS:	Unaudited	Audited
Cash and due from banks	$4,770,730	$4,201,391
Federal funds sold and Due from banks time	8,483,000	13,316,000
Cash and cash equivalents	13,253,730	17,517,391

Investment securities available for sale	8,652,588	11,839,152
Investment securities held to maturity (fair value approximates
$4,032,000 at September 30, 2007 and $4,696,000 at December 31, 2006)	4,065,866	4,784,277
Total investments	12,718,454	16,623,429
Loans
Construction	2,140,784	1,925,067
Real estate	40,035,309	37,521,967
Commercial	10,801,353	11,655,290
Installment	780,977	670,765
Gross loans	53,758,423	51,773,089
Unearned fees and discounts	(103,830)	(136,046)
Loans net of unearned fees and discount	53,654,593	51,637,043
Allowance for loan losses	(712,999)	(615,808)
Net loans	52,941,594	51,021,235

Restricted stock	648,650	627,500
Accrued interest receivable	320,134	385,764
Fixed assets, net	2,130,305	2,222,503
Prepaid & other assets	2,272,387	2,076,976
Total assets	$84,285,254	$90,474,798

LIABILITIES:
Deposits
Non-interest bearing	$44,779,682	$53,845,147
Interest Bearing	29,992,856	25,608,988
Total deposits	74,772,538	79,454,135
Accrued interest payable	50,515	61,477
Accrued expenses & other payables	507,066	412,745
Subordinated debentures	3,093,000	3,093,000
Total liabilities	78,423,119	83,021,357
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 714,732 shares and 808,214 shares at September 30,
2007 and December 31, 2006, respectively.	2,772,681	5,022,984
Retained earnings	3,119,838	2,507,373
Accumulated other comprehensive loss	(30,384)	(76,916)
Total equity	5,862,135	7,453,441
Total liabilities & equity	$84,285,254	$90,474,798

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2007	2006	2007	2006
Interest income
Interest on investment securities	$140,237	$207,770	$454,288	$642,514
Interest on Federal funds and Due from banks time	124,356	135,459	423,222	468,019
Interest and fee income on loans	1,010,948	954,770	3,013,734	2,630,983
Total interest income	1,275,541	1,297,999	3,891,244	3,741,516
Interest expense
Deposits	201,811	125,166	528,093	320,750
Other borrowings	51,263	1,060	153,787	1,660
Total interest expense	253,074	126,226	681,880	322,410
Net interest income	1,022,467	1,171,773	3,209,364	3,419,106
Provision for loan losses	45,559	44,754	106,203	73,004
Net interest income after
provision for loan losses	976,908	1,127,019	3,103,161	3,346,102
Non-interest income
Service charges on deposit accounts	223,438	149,386	595,859	413,260
Other miscellaneous fee income	9,607	7,161	26,410	15,082
Dividend income from restricted stock	7,639	7,366	28,152	23,916
Income from bank owned life insurance	15,393	13,662	46,815	45,587
Total non-interest income	256,077	177,575	697,236	497,845
General and administrative expenses
Salaries and employee benefits	461,870	432,901	1,440,026	1,275,274
Occupancy and equipment	77,122	105,556	257,445	307,509
Data and item processing	79,197	60,536	224,555	183,247
Advertising and marketing	37,837	30,700	113,208	70,678
Legal and professional fees	75,974	116,397	231,344	205,760
Insurance	8,141	6,217	22,686	18,557
Directors' fees and expenses	19,382	21,950	59,633	66,306
Other expenses	136,268	187,359	467,963	481,662
Total general & administrative expenses	895,791	961,616	2,816,860	2,608,993
Income before income tax expense	337,194	342,978	983,537	1,234,954
Income tax expense	127,718	130,506	371,071	480,309
Total income	$209,476	$212,472	$612,466	$754,645
Basic earnings per share	$0.29	$0.26	$0.83	$0.92
Diluted earnings per share	$0.27	$0.24	$0.77	$0.85

The accompanying notes are an integral part of these financial statements

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	818,453	$5,318,830	$1,497,818	$(122,608)	$6,694,040
Comprehensive income:
Net income			1,009,555		1,009,555
Change in unrealized loss on
securities available for sale, net of tax				45,692	45,692
Total comprehensive income					1,055,247

Exercise of stock options, including
tax benefit	16,000	210,142			210,142
Stock repurchased and retired	(26,239)	(522,284)			(522,284)
Stock based compensation		16,296			16,296
Balance at December 31, 2006 (Audited)	808,214	5,022,984	2,507,373	(76,916)	7,453,441
Comprehensive income:
Net income			612,466		612,466
Change in unrealized loss on
securities available for sale, net of tax				46,532	46,532
Total comprehensive income					658,998

Exercise of stock options	6,946	48,777			48,777
Stock repurchased and retired	(104,359)	(2,311,303)			(2,311,303)
Stock based compensation		12,222			12,222
Balance at September 30, 2007 (Unaudited)	710,801	$2,772,680	$3,119,839	$(30,384)	$5,862,135

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$612,466	$754,645
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	97,191	73,004
Depreciation and amortization	93,126	130,013
Amortization of premiums on investment securities	(7,553)	(2,182)
Amortization of deferred loan costs, net	(32,216)	62,472
Stock-based compensation expense	12,222	12,222
Net changes in:
Accrued interest receivable	65,630	(74,028)
Other assets	(166,440)	(151,090)
Accrued interest payable	(10,962)	(599)
Other liabilities	94,321	(5,397)
Net cash provided by operating activities	757,785	799,060

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Purchases	(1,002,377)	(1,400,000)
Repayments and calls	4,214,055	4,748,589
Activity in held to maturity investment securities:
Repayments and calls	718,411	479,078
Net change in interest-bearing deposits in other banks	0	2,805,000
Purchase of stock investments, restricted	(21,150)	(49,600)
Loan participations sold	0	0
Loan originations and principal collections, net	(1,985,334)	(8,956,136)
Purchase of premises and equipment	(928)	(460,615)
Net cash provided by (used in) investing activities	1,922,677	(2,833,684)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,681,597)	(5,582,552)
Proceeds from the exercise of stock options	48,777	89,760
Payments for stock repurchases	(2,311,303)	0
Net cash provided by financing activities	(6,944,123)	(5,492,792)
Net increase in cash and cash equivalents	(4,263,661)	(7,527,416)

Cash and Cash Equivalents at Beginning of Period	17,517,391	16,698,842
Cash and Cash Equivalents at End of Period	$13,253,730	$9,171,426

Supplemental Information
Interest paid	$692,842	$323,009
Income taxes paid	$430,000	$684,000

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007

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

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino, California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, financial information contained throughout this quarterly report prior to July 1, 2006 is for the Bank only. Information as of December 31, 2006 and since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The initial estimates are that this EITF guidance could result in a one-time charge to capital of approximately $25 thousand upon implementation on January 1, 2008, and a monthly charge to expense of approximately $765 thereafter.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company has decided that neither FAS 159 nor FAS 157 will be adopted early. Available-for-Sale securities are currently reported at fair value in accordance with FAS 115, the Company does not anticipate that fair value accounting will be applied to any balance sheet item upon adoption of FAS 159 and FAS 157 on January 1, 2008, in which case there would be no impact on the Company’s financial condition.

Note 4 – Stock Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Stock-based compensation expense amount recorded was approximately $4,100 for the three months ended September 30, 2007 and 2006, respectively, and approximately $12,300 for the nine months ended September 30, 2007 and 2006, respectively. The Company elected to use the modified prospective method of adopting SFAS 123R. Thus, stock option expense is recognized only for options that vested after January 1, 2006. Future compensation expense may be greater if additional stock options are granted by the Company.

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. Outstanding incentive stock options begin vesting after one year from the date of grant at a rate of 33% per year. Outstanding non-qualified options vest as follows: 25% on the date of grant, and 25% per year beginning on the first anniversary of the date of grant. All options expire 10 years after date of grant. There were no options granted during the nine months ended September 30, 2007 and 2006.

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

The basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$209,476	712,132	$0.29	$212,472	828,953	$0.26

Effect of dilutive shares:
assumed exercise of
outstanding options		62,643	(0.02)		66,053	(0.02)

Diluted earnings per share	$209,476	774,775	$0.27	$212,472	895,006	$0.24

	Earnings per share Calculation
	For the nine months ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$612,466	735,044	$0.83	$754,645	823,620	$0.92

Effect of dilutive shares:
assumed exercise of
outstanding options		60,401	(0.06)		65,952	(0.07)

Diluted earnings per share	$612,466	795,445	$0.77	$754,645	889,572	$0.85

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2007 and December 31, 2006, the Company had $9.0 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At September 30, 2007 the Company had $140,000 in unadvanced standby letters of credit, while at December 31, 2006, the Company had $285,300 in unadvanced standby letters of credit.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of September 30, 2007.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at September 30, 2007 and December 31, 2006 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2007 compared to third quarter 2006

Net income for the quarter ended September 30, 2007 was $209,476 compared with $212,472 for the quarter ended September 30, 2006, a decline of 1.4% . Basic and diluted earnings per share for the third quarter of 2007 were $0.29 and $0.27, compared to $0.26 and $0.24 for the third quarter of 2006. The Company’s annualized return on average equity was 14.75% and annualized return on average assets was 1.00% for the quarter ended September 30, 2007, compared to a return on average equity of 11.45% and a return on assets of 0.97% for same quarter in 2006. The primary reasons for the change in net income during the third quarter of 2007 in comparison to the same quarter of 2006 are as follows:

  Despite a drop in average transaction account balances, service charges on deposit accounts increased by $74,052 or 49.6% due to an increase in the number of deposit accounts and a higher percentage of returned item and overdraft charges collected relative to transaction account balances.
  Net interest income decreased $149,306 or 12.7% for the three months ended September 30, 2007 primarily due to the decrease in earning assets and an increase in interest-bearing liabilities, which includes the addition of $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006. In addition, net interest income decreased due to compression in our net interest margin, which was 65 basis points lower in the third quarter 2007 primarily because of the relatively higher cost and higher proportion of interest-bearing liabilities.
  For the quarter ended September 30, 2007, salaries and employee benefits expense increased 6.7% or $28,969. The staff levels remained relatively the same, from 26 to 25 full-time equivalent employees. The increase was primarily due to having an adjustment in the prior year to reduce retirement benefits due to a resigning executive.
  Legal and professional fees decreased $40,423 or 34.7% for the third quarter. The majority of this decrease is due to legal expenses paid during the third quarter of 2006 for the holding company organizational costs that were not repeated in the same period in 2007.
  Occupancy and equipment expense was $77,122 in the third quarter of 2007, which was a decrease of $28,434 compared to the same period in 2006. The decrease is due to a reduction in depreciation expense of furniture and equipment of approximately $12,000 and reduction in property tax expense of approximately $15,000. The $15,000 represents a credit adjustment for the Ontario branch secured property taxes.
  Other expenses decreased $51,091 in the third quarter of 2007 compared to the same period in 2006. Correspondent bank charges decreased $24,000 due to decreases in analysis charges as a result of higher balances being maintained in the due from bank accounts. In the third quarter of 2006, organizational costs related to the formation of the Bancorp were charged to this category which did not recur in 2007.

First nine months of 2007 compared to the first nine months of 2006

Net income for the nine months ended September 30, 2007 was $612,466 compared with $754,645 for the first nine months of 2006, a decline of 18.8% . Basic and diluted earnings per share for the nine months ended September 30, 2007 were $0.83 and $0.77, compared to $0.92 and $0.85 for the same period in 2006. Annualized return on average equity was 13.40% and a return on assets of 0.96%, compared to a return on equity of 13.75% and a return on assets of 1.13% for the same period in 2006. The primary reasons for the change in net income during the nine months ended September 30, 2007 are as follows:

  Non-Interest income increased 40.1% or $199,391 in the nine months ended September 30, 2007 compared to the same period in 2006. Increases were experienced in all major categories of non-interest income. The most significant increase was in Service charges on deposit accounts, which increased by $182,599 or 44.2% due to an increase in the number of deposit accounts and a higher percentage of returned item and overdraft charges collected relative to transaction account balances.
  Net interest income decreased $209,742 or 6.1% during the first nine months of 2007 due primarily to the decrease in earning assets and an increase in interest-bearing liabilities, which includes $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006. In addition, net interest income decreased due to compression in our net interest margin, which was 7 basis points lower in the first nine months of 2007 primarily because of the relatively higher cost and higher proportion of interest-bearing liabilities.
  The Provisions for Loan Losses increased $33,199 or 45.5% for the nine months ended September 30, 2007, due to an increase in loans and a non-performing loan at the quarter-end. Looking at a number of economic events occurring in and around the real estate industries, the Company is taking a proactive and conservative approach to credit quality by making these provisions. The Company has no subprime exposure in its portfolio.

  For the nine months ended September 30, 2007 salaries and benefits increased $164,752 or 12.9% as compared with the same period of 2006. This was due to an increase in staff from 25 to 27 full-time equivalent employees for the period, increased retirement expense, and an increase in incentive compensations.
  Occupancy expense decreased $50,064 or 16.3% due to lower depreciation expense and reduced property tax expense.
  Advertising and Marketing expenses increased $42,530 or 60.2% to $113,208 for the nine months ended September 30, 2007 due to marketing campaigns performed during the nine months of 2007.
  Legal and professional fees increased $25,584 to $231,344 for the nine months of 2007 due to additional costs incurred under the share repurchase plan in the first quarter of 2007, and the additional quarterly FDIC assessments in 2007.

Financial Condition Summary

The Company’s total assets were $84.3 million at September 30, 2007, a decline of $6.2 million, or 6.8% as compared to total assets of $90.5 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the nine months ended September 30, 2007 are outlined below:

  Total assets declined from $90.5 million to $84.3 million or 6.8% between December 31, 2006 and September 30, 2007, resulting from a decrease in the deposit balances of a number of depositors engaged in real estate related activity.
  Total non-interest bearing deposits decreased from $53.8 million at December 31, 2006 to $44.8 million for reporting period ended September 30, 2007, a 16.8% decrease.
  Total deposits decreased from $79.5 million at December 31, 2006 to $74.8 million at September 30, 2007, or a 5.9% reduction.
  The Company experienced a decrease in interest-earning assets of $6.8 million or 8.31% to $74.9 million in the first nine months of 2007. Investment securities decreased $3.9 million and Fed Funds Sold and Due from banks time deposits decreased $4.8 million, while loans increased $1.9 million, or 3.8% to $53.8 million. Decreases in investment securities were caused by maturities and principal payments from Mortgage-backed securities.
  Interest-bearing liabilities increased $4.4 million or 15.3% to $33.1 in the nine months ended September 30, 2007 as compared to December 31, 2006. This increase in interest-bearing deposits is the result of the Company’s emphasis to attract new customers and market conditions. Interest paid on deposits rose appreciably.
  At September 30, 2007, the Company had one nonperforming, unsecured commercial loan on non-accrual status for $1.0 million, representing 1.86% of total loans, compared to no nonperforming loans at year end. On October 9, 2007 the non-accruing loan balance was paid down to $500,000 and the remaining portion was collateralized by an owner-occupied single family residence.

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

Net Interest Income and Net Interest Margin

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2007 and 2006. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economic environment in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income (dollars in thousands) (Unaudited)

	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans net of unearned discount [1]	$52,074	$1,011	7.70%	$45,769	$955	8.28%
Securities of U.S. government agencies	2,307	24	4.13%	6,905	61	3.50%
Mortgage-backed securities	8,643	99	4.54%	11,596	130	4.45%
Other securities	1,429	17	4.72%	1,461	17	4.62%
Federal funds sold/Due from time	9,664	125	5.13%	10,089	135	5.31%
Total interest-earning assets	74,117	$1,276	6.83%	75,820	$1,298	6.79%
Non-interest earning assets	9,623			11,702
Total assets	$83,740			$87,522

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$23,265	$162	2.76%	$19,856	$97	1.94%
Savings	1,235	1	0.32%	1,504	1	0.26%
Time deposits < $100,000	1,978	17	3.41%	1,505	10	2.64%
Time deposits equal to or > $100,000	2,272	22	3.84%	2,018	17	3.34%
Subordinated debenture & Other borrowings	3,093	51	6.54%	0	1	0.15%
Total interest-bearing liabilities	31,843	$253	3.15%	24,883	$126	2.01%
Non-interest bearing deposits	45,589			54,439
Non-interest bearing liabilities	626			840
Stockholders' equity	5,682			7,360
Total liabilities and stockholders' equity	$83,740			$87,522

Net interest income		$1,023			$1,172

Net interest spread [2]			3.68%			4.78%
Net interest margin [3]			5.48%			6.13%

[1] Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $15,800 for the three months ended September 30, 2007 as compared to $15,400 for the three months ended September 30, 2006. Loans are net of deferred fees and related direct costs.
[2] Represents average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days based on a 365 day year.

The Company’s net interest income for the third quarter of 2007 was $1,022,467 compared to $1,171,773 in the third quarter of 2006, a decrease of $149,306, or 12.7% . The net interest margin was 5.48% for the three months ended September 30, 2007 as compared to 6.13% for the same period in 2006. Average loans increased $6.3 million or 13.8% for the third quarter of 2007 compared with the same period of 2006. The increase in average loans resulted in approximately $124,000 in increased income from loans, while the decreased rate resulted in an approximately $68,000 decrease, netting a $56,000 increase in income from loans. Investment securities decreased $7.6 million or 38.0% . The reduction of these balances was due to maturities and calls of U.S Government securities and cash flows generated from payments from mortgage-backed securities. This decrease in average balances resulted in reduced income from securities of approximately $78,000, which was offset approximately by $10,000 attributable to rate increases. Average Federal funds sold and Due from banks time decreased $425,000 or 4.2% in the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. This resulted in a reduction of interest income from Federal funds sold and Due from banks time for the quarter of $11,103 or 8.2% to approximately $125,000 earned in the quarter ended September 30, 2007. This is a direct result of the reduction in deposit account balances.

Average interest bearing liabilities increased $7.0 million in the third quarter of 2007 as compared to the third quarter of 2006, which includes $3.1 million in subordinated trust preferred debentures that were not on the books during the same period in 2006. The company also experienced continued migration of deposits to higher yielding accounts resulting in increases in Money market and Time account balances. The addition of the subordinated debenture contributed $50,962 to the increase of interest expense. The increase in average interest bearing deposits resulted in approximately a $23,000 increase in interest expense, while the increase in interest rates on deposits increased interest expense by approximately $54,000 for third quarter of 2007 as compared to the third quarter of 2006.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans net of unearned discount [1]	$51,163	$3,014	7.88%	$45,624	$2,632	7.71%
Securities of U.S. government agencies	3,170	96	4.05%	7,363	186	3.38%
Mortgage-backed securities	9,288	309	4.45%	12,424	409	4.40%
Other securities	1,431	49	4.58%	1,332	47	4.72%
Federal funds sold/Due from time	10,803	423	5.24%	13,006	468	4.81%
Total interest-earning assets	75,855	$3,891	6.86%	79,749	$3,742	6.27%
Non-interest earning assets	9,581			9,091
Total assets	$85,436			$88,840

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$21,798	$406	2.49%	$19,268	$249	1.73%
Savings	1,125	2	0.24%	1,344	3	0.30%
Time deposits < $100,000	1,910	47	3.29%	1,485	27	2.43%
Time deposits equal to or > $100,000	2,601	73	3.75%	1,926	41	2.85%
Subordinated debenture & Other borrowings	3,093	154	6.66%	0	2	0.15%
Total interest-bearing liabilities	30,527	$682	2.99%	24,023	$322	1.79%
Non-interest bearing deposits	48,261			56,794
Non-interest bearing liabilities	556			890
Stockholders' equity	6,092			7,133
Total liabilities and stockholders' equity	$85,436			$88,840

Net interest income		$3,209			$3,420

Net interest spread [2]			3.87%			4.48%
Net interest margin [3]			5.66%			5.73%

[1] Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $87,000 for the nine months ended September 30, 2007 as compared to $56,000 for the nine months ended September 30, 2006. Loans are net of deferred fees and related direct costs.
[2] Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days based on a 365 day year.

Net interest income for the nine months ended September 30, 2007 was $3,209,364 compared to $3,419,106 in the same period of 2006, a decrease of $209,742, or 6.1% . Interest income increased $149,728 or 4.0% in the nine-month period of 2007 compared to the same period of 2006, while interest expense increased $359,470 or 111.5% . Interest and fee income from loans increased during the first nine months of 2007 to $3,013,734, or 14.5% from $2,630,983 for the same period in 2006 primarily due to volume increases. Excess deposit balances that are not invested in the loan portfolio are invested in other interest earning assets. Due to the reduction of average deposits, funds were not available for investment. Federal funds sold, Due from banks time, and Investment securities average balances declined as did income from those balances. Interest income from Investment securities decreased $188,226 or 29.3% to $454,288 for the period ended September 30, 2007 compared to the same period of 2006. Interest income from Federal funds sold and Due from banks time decreased to $423,222 or 9.6% for the nine months ended September 30, 2007 from $468,019 for the same period in 2006.

The nine month period ended September 30, 2007 included interest expense of $152,887 related to the $3.1 million trust preferred debt that was not on the books during the same period in 2006. Interest expense on deposits increase $207,343, or 64.6% to $528,093 for the first nine months of 2007, compared to the same period of 2006. Average interest bearing deposits to average total deposits increased from 29.7% for the first nine months of 2006 to 36.2% for the same period in 2007 as deposits continue to migrate to higher yielding accounts. The Company’s net interest margin was 5.66% for the nine months ended September 30, 2007 as compared to 5.733% for the nine months ended September 30, 2006.

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

	For the quarter ended			For the nine months ended
	September 30,			September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thosands)			($ in thosands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Net loans	$124	$(68)	$56	$327	$55	$382
Securities of U.S. government agencies	(45)	8	(37)	(122)	32	(90)
Mortgage-backed securities	(33)	2	(31)	(105)	5	(100)
Other securities	(0)	0	0	4	(2)	2
Federal funds sold/Due from time	(6)	(4)	(10)	(84)	39	(45)
Total	40	(62)	(22)	20	129	149

Interest-bearing liabilities
Money market & NOW	19	46	65	36	121	157
Savings	(0)	0	0	(0)	(1)	(1)
Time deposits < $100,000	3	4	7	9	11	20
Time deposits equal to or > $100,000	2	3	5	16	16	32
Subordinated debenture	51	(1)	50	156	(4)	152
Total	75	52	127	217	143	360
Change in net interest income	$(34)	$(115)	$(149)	$(197)	$(14)	$(211)

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

In December, 2006 the OCC revised its interagency guidelines, reinforcing existing guidelines for real estate lending safety and soundness. The interagency guidance provides criteria for identifying institutions with commercial real estate loan concentrations. The Guidance promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue commercial real estate lending in a safe and sound manner. For the nine months ended September 30, 2007 and 2006, the Company posted $106,203 and $73,004, respectively, to the reserve account, a 45.5% increase. The allowance for loan losses was $712,999 or 1.33% of gross loans receivable at September 30, 2007 as compared to $615,808 or 1.19% of gross loans receivable at December 31, 2006 and a $617,144 or 1.20% of gross loans receivable at September 30, 2006. The Company had one nonperforming loan on nonaccrual at September 30, 2007. On October 9, 2007, the Company received a $500,000 paydown on the nonaccrual loan and the remaining loan balance is now collateralized by an owner-occupied single family residence.

The Company has not originated, and has no exposure to sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $256,077 for the three months ended September 30, 2007 as compared to $177,575 for the three months ended September 30, 2006, a 44.2% increase. For the first nine months of 2007, non-interest income increased 40.1% to $697,236 compared to $497,845 for the same period in 2006. Total annualized non-interest income as a percentage of average earning assets increased to 1.4% and 1.2% for the three and nine months ended September, 30, 2007, respectively, compared to 0.9% and 0.8% for the same respective periods in 2006. The increases were due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for the three months				Non-Interest Income for the nine months
	ended September 30,				ended September 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$223	87.1%	$150	84.3%	$596	85.6%	$413	83.0%
Other miscellaneous
fee income	10	3.9%	7	3.9%	26	3.7%	15	3.0%
Dividend income
from restricted stock	8	3.1%	7	3.9%	28	4.0%	24	4.8%
Income from bank
owned life	15	5.9%	14	7.9%	47	6.7%	46	9.2%
Total non-interest
income	$256	100.0%	$178	100.0%	$697	100.0%	$498	100.0%
As a percentage of
average earning
assets		1.4%		0.9%		1.2%		0.8%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $74,052 or 49.6% to $223,438 for the three months ended September 30, 2007 and increased $182,599 or 44.2% to $595,859 for the nine months period ended

September 30, 2007. The increase was primarily attributable to an increase in analysis charges and return item charges.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006:

	Non-Interest Expense for the three months				Non-Interest Expense for the nine months
	ended September 30,				ended September 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)					(Dollars in thousands)

Salaries and employee benefits	$462	51.6%	$433	45.1%	$1,440	51.2%	$1,275	48.9%
Occupancy and equipment	77	8.6%	106	11.0%	257	9.1%	308	11.8%
Data processing	79	8.8%	61	6.3%	224	8.0%	183	7.0%
Deposit products and services	69	7.7%	37	3.8%	189	6.7%	198	7.6%
Legal and other professional fees	76	8.5%	117	12.2%	231	8.2%	206	7.9%
Advertising and marketing	38	4.2%	31	3.2%	113	4.0%	71	2.7%
Directors’ fees and expenses	19	2.1%	22	2.3%	60	2.1%	66	2.5%
Printing and supplies	16	1.8%	16	1.7%	48	1.7%	45	1.7%
Telephone	7	0.8%	7	0.7%	22	0.8%	24	0.9%
Insurance	8	0.9%	6	0.6%	23	0.8%	19	0.7%
Reserve for undisbursed lines of
credit	(8)	-0.9%	(15)	-1.6%	9	0.3%	(30)	-1.1%
Other expenses	53	5.9%	141	14.7%	201	7.1%	244	9.4%
Total non-interest expenses	$896	100.0%	$962	100.0%	$2,817	100.0%	$2,609	100.0%
Non-interest expense as a
percentage of average earning
assets		4.8%		5.1%		5.0%		4.4%
Efficiency ratio		72.7%		73.7%		74.1%		67.9%

Total annualized non-interest expenses as a percentage of average earning assets decreased to 4.8% from 5.1% for the three months ended September 30, 2007 as compared to three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, these percentages were 5.0% and 4.4%, respectively. The efficiency ratio changed from 72.7% and 74.1%, respectively, for the three and nine months ended September 30, 2006 to 73.7% and 67.9%, respectively, for the same periods in 2007.

Non-interest expenses were $895,791 for the quarter ended September 30, 2007 as compared to $961,616 for the same period in 2006, a 6.8% decrease. Non-interest expenses increased $207,867 or 8.0% to $2,816,860 for the nine months ended September 30, 2007 compared to the same period in 2006.

Quarter Comparison

For the quarter ended September 30, 2007, salaries and employee benefits expense increased 6.7% or $28,969. The staff levels remained relatively the same, from 26 to 25 full-time equivalent employees. The increase was primarily due to having an adjustment in the prior year to reduce retirement benefits due to a resigning executive.

Legal and professional fees decreased $40,423 or 34.7% for the third quarter. The majority of this decrease is due to legal expenses paid during the third quarter of 2006 for the holding company organizational costs that were not repeated in the same period in 2007.

Occupancy and equipment expense was $77,122 in the third quarter of 2007, which was a decrease of $28,434 compared to the same period in 2006. The decrease is due to a reduction in depreciation expense of furniture and equipment of approximately $12,000 and reduction in property tax expense of approximately $15,000. The $15,000 represents a credit adjustment for the Ontario branch secured property taxes.

Other expenses decreased $51,091 in the third quarter of 2007 compared to the same period in 2006. Correspondent bank charges decreased $24,000 due to decreases in analysis charges because of higher balances being maintained in the due from bank accounts. . In the third quarter of 2006, organizational costs related to the formation of the Bancorp were charged to this category, which did not recur in 2007.

Nine-month comparison

For the nine months ended September 30, 2007 salaries and benefits increased $164,752 or 12.9% as compared with the same period of 2006. This was due to an increase in staff from 25 to 27 full-time equivalent employees for the period, increased retirement expense, and an increase in incentive compensation.

Occupancy expense decreased $50,064 or 16.3% due to lower depreciation expense and reduced property tax expense.

Advertising and Marketing expenses increased $42,530 or 60.2% to $113,208 for the nine months ended September 30, 2007 due to marketing campaigns performed during the nine months of 2007.

Legal and professional fees increased $25,584 to $231,344 for the first nine months of 2007 due to additional costs incurred in the share repurchase plan in the first quarter of 2007, and the additional quarterly FDIC assessments in 2007.

Provision for Income Taxes

The tax provision was $127,718 and $371,071 for the third quarter and the nine months ended September 30, 2007, respectively, representing approximately 38% and 39% of pre-tax income for the third quarter and nine months ended 2006, respectively. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General

Total assets declined from $90.5 million to $84.3 million or 6.8% between December 31, 2006 and September 30, 2007, resulting from a contraction in deposit accounts attributable to a number of the Company’s customers who are engaged in real estate related activity. The Company may continue experiencing deposit contraction in future periods if the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the nine months ended September 30, 2007, the Company’s loan portfolio, net of unearned loan fees, increased by $2.0 million to $53.7 million at September 30, 2007 as compared to $51.6 million at December 31, 2006. The Company experienced a $2.5 million increase in Real estate secured loans, moderate increases in Construction and Installment loans, and a moderate decline in Commercial loans. The largest loan category at September 30, 2007 was real estate loans, which consist of commercial, agriculture, and consumer real estate loans excluding construction loans. This constitutes 74.4% of the loan portfolio. In anticipation of possible deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral as an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at September 30, 2007 was Commercial loans, constituting 20.1% of the loan portfolio. The composition of the Company’s loan portfolio at September 30, 2007 and December 31, 2006 is set forth below:

	September 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage

Construction	$2,141	4.0%	$1,925	3.7%
Real estate	40,035	74.4%	37,522	72.5%
Commercial	10,802	20.1%	11,655	22.5%
Installment	781	1.5%	671	1.3%
Gross loans	$53,759	100.0%	$51,773	100.0%

The weighted average yield on the loan portfolio as of September 30, 2007 was 7.88% and the weighted average contractual term of the loan portfolio is approximately four and one half years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At September 30, 2007 approximately 61.0% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At September 30, 2007 and December 31, 2006, the Company had $9.6 million and $7.7 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At September 30, 2007 the Company had $140,000 in unadvanced letters of credit and at December 31, 2006, the Company had unadvanced standby letters of credit of $285,300. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Nonperforming Assets

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

Management’s classification of a loan as “non-accrual” is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reverse any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Nonperforming Assets

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in Thousands)
Nonaccrual loans
Construction	$0	$0	$0
Real estate	0	0	0
Commercial	1,000	0	0
Installment	0	0	0

Total nonaccrual loans	1,000	0	0

Loans 90 days or more past due (as to
principal or interest) and still accruing:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due and
still accruing	0	0	0

Restructured loans	0	0	0

Total nonperforming loans	1,000	0	0
Other real estate owned	0	0	0

Total nonperforming assets	$1,000	$0	$0

Nonperforming loans as a percentage of total
loans	1.86%	0.00%	0.00%
Nonperforming assets as a percentage of total
loans and other real estate owned	1.86%	0.00%	0.00%
Allowance for loan losses to nonperforming
loans	136.80%	0.00%	0.00%
Allowance for loan losses	$731	$616	$617

The Company’s nonperforming assets at September 30, 2007 consisted of one unsecured commercial loan on non-accrual status for $1.0 million, which was 1.86% of the total loans and 136.80% of the allowance for loan losses. The Company had no nonperforming loans in past reporting periods. On October 9, 2007 the non-accruing loan balance was paid down to $500,000 and the remaining portion was collateralized by an owner-occupied single family residence. Though the Company had only one non-performing asset at September 30, 2007, in the future, Management anticipates a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $712,999 at September 30, 2007 and $615,808 at December 31, 2006.

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

Because up until September 30, 2007, the Company had not experienced any credit losses, a historical migration analysis of the non-performing assets is not practical. Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.65% to 2.00% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.50% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

At September 30, 2007 and December 31, 2006, the allowance for loan losses was $712,999 and $615,808 respectively. The ratios of the allowance for loan losses to total loans at September 30, 2007 and December 31, 2006 were 1.33% and 1.19%, respectively.

There can be no assurances that future economic or other factors will not adversely affect the Bank’s borrowers, or that the Bank’s asset quality will not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, as of and for the three and nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	For the Quarter		For the Nine-Month Period		For the Year
	Ended September 30		Ended September 30		Ended December 31
	2007	2006	2007	2006	2006
	($ in thousands)
Balances:
Average total loans
outstanding during period	$52,074	$45,769	$51,163	$45,624	$47,128
Total loans
outstanding at end of period	$53,759	$51,451	$53,759	$51,451	$51,773
Allowance for Loan and Lease
Losses:
Balance at beginning of period	$676	$572	$616	$544	$544
Provision charged to expense	46	45	106	73	72
Charge-0ffs
Overdrafts	9	0	9	11	11
Total	9	0	9	11	11
Recoveries
Overdrafts	0	0	0	11	11
Total	0	0	0	11	11
Net loan charge offs
(recoveries)	9	0	9	0	0
Balance	$731	$617	$731	$617	$616

Ratios:
Net loan charge-offs to
average total loans	-0.02%	n/a	-0.02%	n/a	n/a
Provision for loan losses to
average total loans	0.09%	0.10%	0.21%	0.16%	0.15%
Allowance for loan losses to
total loans at the end of the
period	1.36%	1.20%	1.36%	1.20%	1.19%
Net loan charge-offs to
allowance for loan losses at
the end of the period	-1.23%	n/a	-1.23%	n/a	n/a
Net loan charge-offs to	-19.57%	n/a	-8.49%	n/a	n/a

While Management believes that the amount of the allowance at September 30, 2007 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the

Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as "held to maturity," "available for sale," or "trading securities." Those securities held in the "available for sale" category must be carried on the Company’s books at fair market value. At September 30, 2007 and December 31, 2006, 100% of the investment securities owned by the Company were classified between “Held to Maturity” and “Available for Sale.”

In the quarter ended September 30, 2007, the Company purchased a mortgage-backed security for $1.0 which was classified as available for sale. The Company will continue using a majority of the funds from matured and paid down securities for investment in the overnight market and higher-yielding loans to its customers. The market value of the Company’s investment portfolio at September 30, 2007 was $12.7 million having a tax equivalent yield of 4.64% . This compares to an investment portfolio of $16.5 million at December 31, 2006 having a 4.47% tax equivalent yield. The primary category of investment in the portfolio at September 30, 2007 was mortgage-backed securities. At September 30, 2007, 32.8% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR.

The table below summarizes the carrying value and market value and distribution of the Bank’s investment securities at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Mortgage-backed securities	$3,416	$3,368	$4,094	$3,987
Corporate bonds	208	216	246	255
Municipal	442	448	444	454
Total held to maturity	4,066	4,032	4,784	4,696

Available for sale:
Municipal	736	736	744	744
Federal agency	1,993	1,993	4,959	4,959
Mortgage-backed	5,923	5,923	6,136	6,136
Total available for sale	8,652	8,652	11,839	11,839
Total	$12,718	$12,684	$16,623	$16,535

There were no material changes since December 31, 2006 in the maturities or repricing of the investment securities.

Deposits

The Company has experienced a reduction in deposit balances, mainly from its customers in the real estate industry. Total deposits decreased $4.7 million or 5.9% to $74.8 million at September 30, 2007 from $79.5 million at December 31, 2006 primarily due to the decrease in demand deposit accounts, which decreased $9.1 million or 16.8% to $44.8 million at September 30, 2007 from $53.8 million at December 31, 2006. Money market demand and Now deposits increased $4.4 million to $24.3 million at September 30, 2007 from $19.9 million at December 31, 2006. As interest rates rise, depositors tend to adjust balances into higher yielding account balances. The deposit mix of non-interest bearing funds to total deposits was 59.9% at September 30, 2007 and 67.8% at December 31, 2006.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff from customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended September 30, 2007 and 2006 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At September 30, 2007 and December 31, 2006, the Company had deposits from related parties representing $9.0 million, or 12.0% of total deposits and $11.2 million, or 10.9% of total deposits of the Company, respectively. Further, at September 30, 2007 and December 31, 2006, deposits from escrow companies represented 24% ($17.9 million) and 34% ($28.2 million) of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2007 and December 31, 2006, the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2007, the Company’s liquid assets totaled approximately $12.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 16.6% . At December 31, 2006, the Company’s liquid assets totaled approximately $14.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 15.8% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million and $3 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively. The Bank is a member of the Federal Home Loan Bank (“FHLB”). As a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $17.6 million at September 30, 2007.

Capital Resources

Total stockholders’ equity was $5.9 million at September 30, 2007 and $7.5 million at December 31, 2006. There was an overall decrease of $1.6 million comprised mainly of stock repurchased under “The Stock Repurchase Program.” During 2007, a total of 104,359 shares were repurchased through September 30, 2007 for a total amount of $2,311,300, which included 75,020 from a former director for $1.65 million. Net income increased retained earnings by $612,466 while shares purchased through exercise of 6,946 stock options added $48,777 to equity. The change in the unrealized loss on securities available for sale increased equity by $46,532 for the nine months of 2007.

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

As noted previously, the Company’s subordinated note represents $3 million borrowings from its unconsolidated trust subsidiary. Subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $7.7 million in Tier 1 capital as of September 30, 2007, $1.9 million consisted of trust preferred securities.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

		Risk Based Ratios
		(unaudited)
	September 30,	December 31,	Minimum Requirement
	2007	2006	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.34%	18.08%	10.00%
Tier 1 capital to total risk-weighted assets	12.38%	16.09%	6.00%
Tier 1 leverage ratio	9.38%	11.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	14.88%	13.71%	10.00%
Tier 1 capital to total risk-weighted assets	13.69%	12.68%	6.00%
Tier 1 leverage ratio	10.28%	7.98%	5.00%

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and net interest income tends to decline as interest rates fall. At September 30, 2007, approximately 61.0% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 12.7% of all fixed rate loans at September 30, 2007 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of September 30, 2007, there has been no material change in interest rate risk since December 31, 2006.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings – None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program for the purchase of up to $3 million in Company common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months. In prior periods the Company repurchased 126,667 shares. The following table provides information concerning the Company’s repurchases of its common stock during the third quarter 2007:

	July	August	September

Average per share price	$25.35	$25.35	$-
Number of shares purchased as part of publicly
announced plan or program	3,281	650	0
Cumulative shares repurchased under program	129,948	130,598	130,598
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$182,835	$166,357	$166,357

Item 3: Default of Senior Securities – None

Item 4: Submission of Matters to Vote of Security Holders – None

Item 5: Other Information – None

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

Dated: October 9, 2007	CHINO COMMERCIAL BACORP

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

Date: October 9, 2007

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

October 9, 2007

By: /s/ Sandra F. Pender_____________
Sandra F Pender
Chief Financial Officer

Exhibit 32

CERTIFICATION OF PERIODIC FINANCIAL REPORT

Dann H. Bowman and Sandra F. Pender hereby certify as follows:

     1. They are the President and Chief Executive Officer and the Chief Financial Officer, respectively, of Chino Commercial Bancorp.

     2. The Form 10-QSB of Chino Commercial Bancorp for the quarterly period ended September 30, 2007 complies with the requirements pf Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78(m) or 78(d)) and the information contained in the report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date: October 9, 2007

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Chief Financial Officer