Form 10KSB
period 2007-12-31
Chino Commercial Bancorp
filed 2008-03-31
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-KSB __________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP (Exact name of registrant as specified in its charter) __________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value __________________

1

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑  No

The registrant’s revenues for its most recent fiscal year were $6,081,346.

As of March 21, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10.7 million. Shares of common stock held by each executive officer and director and each person owning more than five percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2008, there were 699,798 shares of Chino Commercial Bancorp Common Stock outstanding.

     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  ☐ Yes  ☑  No

Form 10-KSB Table of Contents

	Page
PART I
Item 1 –	Business	4
Item 2 –	Properties	17
Item 3 –	Legal Proceedings	18
Item 4 –	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5 –	Market for Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities		19
Item 6 –	Management’s Discussion and Analysis of Financial Condition and
Results of Operations		21
Item 7 –	Financial Statements	42
Item 8 –	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure		80
Item 8A – Controls and Procedures		80
Item 8B – Other Information		80
PART III
Item 9 – Directors, Executive Officers, Promoters, Control Persons, and Corporate
Governance: Compliance with Section 16(a) of the Exchange Act		81
Item 10 – Executive Compensation		81
Item 11 – Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters		81
Item 12 – Certain Relationships and Related Transactions, and Director Independence		82
Item 13 – Exhibits		83
Item 14 – Principal Accountant Fees and Services		83
Signatures		84

PART I

Item 1. Description of Business

General The Company

Chino Commercial Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Chino Commercial Bancorp and its consolidated subsidiary, unless the context indicates otherwise. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, financial information contained throughout this Annual Report for 2005 and earlier is for the Bank only. Information for 2006 and 2007 is for the Company on a consolidated basis unless otherwise stated.

The Company’s principal source of income is dividends from the Bank, although we may explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2007, the Company had consolidated assets of $79.9 million, deposits of $70.4 million and shareholders’ equity of $5.9 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

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

The Bank provides a wide variety of lending products for both business and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, accounts receivable financing, factoring, equipment leasing and other working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estates, and home mortgages. As of December 31, 2007, the Company had total assets of $79.9 million and net loans of $52.4 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 79.6% of the Company's loan portfolio as of December 31, 2007, which includes construction loans of $2.6 million, and commercial loans, which constituted 18.9%, of the Company’s loan portfolio as of December 31, 2007.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally managed, independently operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings, and money market accounts; certificate of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services. The $70.4 million in deposits at December 31, 2007, consisted of $42.3 million in non-interest bearing deposits, which represented 60.1% of total deposits. The interest-bearing deposits were $28.1 million or 39.9% of total deposits. As of December 31, 2007, deposits from related parties represented approximately 14.0% of total deposits of the Bank. Further, at December 31, 2007, 20.7% of the Bank’s deposits were from escrow companies. See “RISK FACTORS—The Company's business is affected by a significant concentration of deposits within one industry.”

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of up to 12 months and has been extended to October 31, 2008. As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program. The Board of Directors has also authorized an additional $100,000 for stock repurchase under the Company’s stock repurchase plan since it was originally approved.

Since the commencement of the Stock Repurchase Program and through March 18, 2008 the Company has acquired and retired 140,708 of its shares at a weighted average price of $21.89 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. Information on repurchases during 2007 is contained in Item 5 herein.

On October 27, 2006, Chino Statutory Trust I, a newly formed Delaware statutory trust and wholly-owned subsidiary of the Company (the “Trust”), issued an aggregate of $3 million of principal amount of trust preferred securities (the “TPS”). The TPS are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The proceeds from the sale of the TPS were used by the Trust to purchase $3,000,000 in aggregate principal amount of the Company’s fixed/floating rate junior deferrable interest debentures due in 2036 (the “Debentures”). Both the TPS and the Debentures require quarterly distributions and bear interest at a fixed rate of 6.795% per annum for the first five years and thereafter at a variable rate, which will reset quarterly at the three-month LIBOR rate plus 1.68% per annum. The TPS and the Debentures both mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company and the Trust, respectively, after five years. TPS are included as Tier 1 capital, subject to a maximum of 25% of Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, no assurance can be given that the TPS will continue to be treated as Tier 1 capital in the future.

The proceeds to the Company were used to fund the stock repurchase plan described above. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” the Trust is not reflected on a consolidated basis in the Company’s financial statements.

Market Area and Competition

The banking business in California generally, and specifically in the market area which the Company serves, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, and strong unregulated competitors have entered banking markets with products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

The Company competes for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the market is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services, that the Company does not offer directly (but some of which the Company offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Company.

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

Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to Federal and State interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand geographically into other states, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions (see “REGULATION AND SUPERVISION -- Financial Modernization Act”).

In an effort to compete effectively, the Company provides quality, personalized service and fast, local decision-making, which cannot always be matched by major banks. The Company relies on local promotional activities, personal relationships established by the Company’s officers, directors, and employees with the Company’s customers, and specialized services tailored to meet the needs of the Company’s primary service area.

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills and Ontario. This primary service area is currently served by approximately 23 competing banks represented by 34 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2007, the Company had 24 full-time and two part-time employees. Of these individuals, nine were officers of the Bank holding titles of Assistant Vice President or above.

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

Regulation of the Company Generally

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

Regulation of the Bank Generally

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller, and is also a member of the Federal Reserve System, and as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Furthermore, the deposits of the Bank are insured by the FDIC to the maximum limits thereof. For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations, as well as, applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2007, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as construction and land development loans. As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratios were 15.24% and 13.71%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.01% and 12.68%, respectively. As of December 31, 2007 and 2006, the consolidated Company’s Total Risk-Based Capital Ratios were 15.78% and 18.08%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.71% and 16.09%, respectively.

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

The Comptroller and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 10.82% and 7.98% on December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006 the consolidated Company’s Leverage Capital Ratios were 9.78% and 11.19%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2007 and 2006

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2007 and 2006, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act up to the maximum applicable limits, and are therefore subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (“DIF”). The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in increased annual assessments on the deposits of the Bank to 5 cents per $100 of domestic deposits.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2008 the annual rate is 1.12 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution's record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in May 2007, and received a "satisfactory" CRA Assessment Rating.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

Privacy and Data Security

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

  govern disclosures of credit terms to consumer borrowers;
  require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
  prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;
  govern the use and provision of information to credit reporting agencies; and
  govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

  impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
  govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies. Generally speaking, under the Interstate Banking Act, a bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states. The Interstate Banking Act and related California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

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

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at a minimum:

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

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred and expects to continue to incur significant costs in the future in connection with compliance with Section 404 of Sarbanes-Oxley, which starting with the fiscal year ended December 31, 2007, requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The SEC has proposed that compliance date for the auditor attestation requirements be extended so that the Company will not be required to comply until its fiscal year ending December 31, 2009, and it is anticipated that this proposed extension will be implemented.

Commercial Real Estate Lending Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

  The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.
  The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.
  The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.
  The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.
  Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4)market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivityanalysis; and (7) credit review function.
  As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

     On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

  The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.
  Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.
  The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

     The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Changes in economic conditions in the Company’s market areas could hurt the Company’s business materially. A substantial majority of the Company’s assets and deposits are generated in the Inland Empire of Southern California. The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The State of California continues to face challenges upon which the long-term impact on the State’s economy cannot be predicted. A deterioration in economic conditions in the Inland Empire or in Southern California generally, whether caused by national concerns or local concerns, could result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral the Company takes to secure its loan portfolio, a decrease in demand for its products and services, or lack of growth or a decrease in low cost or non-interest bearing deposits; any of which could materially hurt the Company’s business. The Company’s market area is currently experiencing these challenges.

Concentrations of real estate loans could subject the Company to increased risks in the event of a real estate recession or natural disaster. At December 31, 2007, 79.6% of the Company’s loans are real estate loans, most of which are secured by real property in California. Of this amount, $36.1 million represented loans secured by commercial real estate, and $6.2 million represented loans secured by single family residences, which includes construction loans of $2.6. Conditions in the California real estate market would be expected to influence the Company’s level of non-performing assets. A real estate recession in Southern California could adversely affect the Company’s results of operations. In addition, historically, California has experienced, on occasion, significant natural disasters, including earthquakes and brush fires. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Company’s real estate secured loans and adversely affect the Company. Further, from 2002 to 2006 real estate prices in Southern California, including the Inland Empire, rose precipitously. The Southern California real estate market ended 2006 with declining prices and a slower sales pace and has maintained these levels into 2007. If real estate sales and appreciation continue to weaken, the Company might experience an increase in nonperforming assets in its commercial real estate and commercial and industrial loan portfolios. The result of such an increase could be reduced income, increased expenses, and less cash available for lending and other activities. Such an increase may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities.

In addition, the banking regulators have begun to give commercial real estate or “CRE” loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and may possibly require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. See “Regulation and Supervision – Commercial Real Estate Lending Concentrations” above.

The Company’s business is affected by a significant concentration of deposits within one industry. As of December 31, 2007 and 2006, deposits from escrow companies represented 20.7% and 35.0% of the Company’s total deposits, respectively. Four escrow companies accounted for 17.3% of total deposits on December 31, 2007. Further, approximately 60.8% of all deposits from escrow companies at December 31, 2007 were from escrow companies affiliated with certain directors of the Company. During 2007, the escrow industry has suffered a downturn, due to a decrease in purchases and sales of real property and the deposits from escrow companies in the Company have decreased from $28.2 million at December 31, 2006 to $14.5 million at December 31, 2007 which has had an adverse effect on the financial condition of the Company. It is anticipated that securities available-for-sale and the Company’s credit availability would be sufficient to offset such a liquidity need. See “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Notes 10 and 16 of Audited Financial Statements included elsewhere herein.

The Company’s earnings are subject to interest rate risk, especially if rates fall. Banking companies' earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management.”

The Company may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Ultimately, competition can and does increase our cost of funds and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to need to rely more heavily on borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business – Competition.”

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

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared for the foreseeable future

The Company is a legal entity separate and distinct from its banking subsidiary. Substantially all of the Company’s revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to the Company by the Bank. Dividends payable to the Company by the Bank are restricted under federal laws and regulation. See “Item 5, MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS– Dividends.”

The Company may experience loan losses in excess of its allowance for loan losses. The Company maintains an allowance for loan losses at a level, which Management believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond our control, may cause our actual loan losses to exceed the current allowance estimates. If the actual loan losses exceed the amount provided for, it will negatively impact the Company’s earnings. In addition, the Comptroller, as part of its supervisory functions, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to increase the provision for loan losses or to recognize further loan losses, based upon its judgments, which may be different from those of management. Any increase in the allowance required by the Comptroller could also negatively impact the Company.

The Company depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services. The Company’s future success depends in large part upon the continuing contributions of its key management personnel. If the Company loses the services of one or more key personnel within a short period of time, it could be adversely affected. The Company’s future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Company’s inability to attract and retain additional key officers could adversely affect the Company. The Company can provide no assurance that the Company will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future. The Company has one employment contract with its President, Dann H. Bowman, that provides for, among other things, severance payments if the employment arrangement is terminated without cause.

Item 2. Description of Properties

The Company's main office and administrative headquarters are located at 14345 Pipeline Avenue, Chino, California. The Company leases these premises pursuant to a lease which within an initial term expired on June 30, 2005, and the Company exercised its one renewal option for an additional five-year term. Current rent expense under the lease is $6,842 per month, with annual rental increases based on the increase in the consumer price index for the Los Angeles/Orange County areas, not to exceed 3% in any year. The Company's main office consists of approximately 7,000 square feet of interior floor space in a single-story 13,000 square foot commercial office building. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

On January 5, 2006 the Bank opened its second branch facility at 1551 S. Grove Avenue, Ontario, California. The initial land purchase was finalized in June 2005 for $639,150 and construction of the 6,390 square foot Bank premises was completed in late 2005. The final cost of construction and equipment totaled $1,287,208. This single story building has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

In the opinion of Management, the Bank’s properties are adequately covered by insurance.

Item 3. Legal Proceedings

The Bank is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

To date, there has been only a very limited market for the Company’s common stock, and although the stock is not subject to any specific restrictions on transfer, there can be no assurance that a more active trading market will develop in the future, or if developed, that it will be maintained. The Company’s common stock is quoted for trading on the OTC Bulletin Board under the symbol “CCBC.” Management is aware of the following securities dealers, which actively make a market in the Company’s Common Stock: The Stone & Youngberg LLC, Big Bear Lake, California; and Wedbush Morgan Securities, Portland Oregon (the “Securities Dealers”).

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2007 and 2006, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers.

	Quotations for
	the Company’s		Approximate
	Common Stock[1]		Trading Volume[2]
	High	Low

Year Ended December 31, 2007

Fourth Quarter	$26.00	$24.00	21,144
Third Quarter	$26.50	$24.00	8,772
Second Quarter	$25.00	$21.00	22,593
First Quarter	$23.00	$20.00	32,007

Year Ended December 31, 2006

Fourth Quarter	$21.00	$19.00	39,537
Third Quarter	$22.50	$19.50	28,352
Second Quarter	$24.00	$20.65	52,513
First Quarter	$23.00	$18.00	47,433

Holders

As of February 29, 2008 there were approximately 414 shareholders of record of the common stock.

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

1 Inasmuch as the Company did not acquire the outstanding shares of the Bank until July 1, 2006, the information contained herein for part of 2006 is for the Bank's stock. As of the effective date of the holding company reorganization (July 1, 2006), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

2 The trading volume does not include purchases performed privately under the stock repurchase plan during 2006 and 2007, which were 20,000 and 84,816 shares, respectively.

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

Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Comptroller has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by the Bank is also governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of any dividend which would constitute an unsafe and unsound banking practice.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the Company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to its capital stock (see Note 9 to the consolidated Financial Statements in Item 7).

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of up to 12 months and has been extended to October 31, 2008. As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program. The Board of Directors has also authorized an additional $100,000 for stock repurchase under the Company’s stock repurchase plan since it was originally approved.

Since the commencement of the Repurchase Program the Company has acquired and retired 140,708 of its shares at a weighted average price of $21.89 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations.

In 2006 the Company repurchased 26,239 shares. The following table provides information concerning the Company’s repurchases of its common stock during 2007:

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

Average per share price	$21.86		$23.18	$25.35	$25.50
Number of shares purchased as part of publicly
announced plan or program	87,746	[1]	12,682	3,931	6,523
Cumulative shares repurchased under program	113,985		126,667	130,598	137,121
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$559,934		$266,018	$166,357	$10

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

Equity compensation plans
approved by security
holders…	113,443	$7.27	108,405

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three year period ended December 31, 2007. The discussion should be read in conjunction with the consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-KSB Annual Report.

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

When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results of Chino Commercial Bancorp could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-KSB and in the Company’s other reports filed with the Securities and Exchange Commission pursuant to the rules and regulations of the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-

_________________________________

1 On February 26, 2007, pursuant to the repurchase plan, the Company repurchased 75,020 shares of its common stock from Mr. Gregg Gibson, an affiliate of the Company and its subsidiary, Chino Commercial Bank, N.A., in a private transaction within the publicly announced program. The aggregate purchase price of the transaction was $1,650,440, or $22.00 per share. Further details are contained in the Company’s Form 8-K filed with the SEC concerning the transaction on March 2, 2007. As these shares were repurchased in a private transaction, the shares are not included in the trading table which appears above under “Trading History.”

looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Risk factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1 – Risk Factors.

Selected Financial Data

The following table presents selected historical financial information concerning the Company2, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2007 and 2006, and for each of the years in the three year period ended December 31, 2007, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report. All share and per share information set forth herein has been adjusted to reflect the three-for-two stock split declared for shareholders of record as of May 20, 2004. Statistical information set forth below is generally based upon average daily balances.

2 Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for 2005 and earlier, is for the Bank only.

		Selected Financial Date
	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$79,949	$90,475	$91,332	$77,086	$58,601
Investment securities held to maturity	3,873	4,784	5,851	4,801	5,328
Investment securities available for sale	7,339	11,839	16,311	15,563	9,464
Loans held for sale	–	–	–	–	127
Loans receivable, net [1]	52,374	51,021	41,807	34,397	27,088
Deposits	70,397	79,454	84,022	70,741	53,093
Non-interest bearing deposits	42,271	53,845	62,611	56,112	40,770
Subordinated notes payable to subsidiary trust	3,093	3,093	–	–	–
Stockholders’ equity	5,886	7,453	6,694	5,901	5,330
Selected Operating Data:
Interest income	5,146	5,086	4,235	3,065	2,456
Interest expense	976	512	260	172	191
Net interest income	4,170	4,574	3,975	2,893	2,265
Provision for loan losses	179	72	137	78	97
Net interest income after provision for loan losses	3,991	4,502	3,838	2,815	2,168
Non-interest income	935	705	579	579	479
Non-interest expense	3,714	3,570	2,965	2,477	2,208
Income tax expense (benefit)	469	627	567	336	(62)
Net income (loss)	$743	$1,010	$885	$581	$501
Share Data:
Basic income (loss) per share	$1.02	$1.23	$1.08	$0.71	$0.61
Diluted income (loss) per share	$0.94	$1.14	$1.00	$0.66	$0.59
Weighted average common shares outstanding:
Basic	727,894	821,996	818,453	818,453	818,453
Diluted	788,842	883,736	884,212	883,672	853,865
Performance Ratios:[2]
Return on average assets	0.88%	1.14%	1.05%	0.82%	0.99%
Return on average equity	12.68%	13.91%	14.03%	10.26%	9.66%
Equity to total assets at the end of the period	6.96%	8.24%	7.33%	7.66%	9.10%
Net interest spread[2]	7.60%	4.39%	4.04%	3.49%	3.59%
Net interest margin[3]	5.58%	5.78%	5.13%	4.48%	4.81%
Average interest-earning assets to
average interest-bearing liabilities	235.81%	314.74%	425.45%	473.56%	400.99%
Loans to deposits at year end	74.40%	65.16%	50.58%	49.37%	52.11%
Core efficiency ratio[4]	72.75%	67.63%	65.11%	71.33%	80.50%
Non-interest expense to average assets	4.62%	4.01%	3.51%	3.50%	4.37%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)

Regulatory Capital Ratios: [2]
Average equity to average assets	6.96%	8.16%	7.46%	8.00%	10.26%
Leverage capital	9.78%	11.19%	7.54%	8.36%	9.48%
Tier I risk-based	12.67%	16.09%	12.14%	13.80%	16.64%
Risk-based capital	15.72%	18.08%	13.21%	14.81%	17.74%
Asset Quality Ratios:2, 6
Allowance for loan losses as a percent of gross loans
receivable[1]	1.36%	1.19%	1.28%	1.17%	1.20%

Net charge-offs to average loans held for investment	0.14%	n/a	n/a	n/a	-0.02%
Non-performing loans to total loans held for
investment	n/a	n/a	n/a	n/a	n/a

[1] The allowance for loan losses at December 31, 2007, 2006, 2005, 2004, and 2003 were $725,221, $615,808,
$544,140, $407,046, and $329,398, respectively.
[2] Asset quality ratios and regulatory capital ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
[3] Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4] Net interest margin represents net interest income as a percent of interest-bearing assets.
[5] Core efficiency ratio represents non-interest expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes gains on the sale of investment securities.
[6] For definitions and further information relating to the Bank’s regulatory capital requirements (see “Regulation and
Supervision – Capital Adequacy Requirements”).
[7] The Company had no non-performing assets or loans at the end of any of the periods reported.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2007.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2007 and December 31, 2006—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included elsewhere herein.

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2007, the Company recorded net income of $742,609 or $0.94 per diluted share as compared to net income of $1,009,555 or $1.14 per diluted share for the year ended December 31, 2006. The return on average assets was 0.88% and 1.14% for the years ended December 31, 2007 and 2006, respectively. The return on average equity was 12.68% and 13.91% for the years ended December 31, 2007 and 2006, respectively.

The year ended December 31, 2007 represented a year of modest growth in the loan portfolio balances, which grew by 2.7% . Loan growth coupled with an average loan yield of approximately 7.85% resulted in an increase in interest and fee income on loans, which rose to $4.1 million from $3.6 million in 2006.

Although the Company continued to experience growth in its loan portfolio, total assets declined to $79.9 million or 11.6% . This decline was due to a decrease in deposits of 11.4% to $70.4 million from $79.5 million. This resulted from a general contraction in the deposit accounts of a number of the Company’s customers who are engaged in real estate related industries. The most prominent contraction occurred in a number of Escrow Trust accounts reflecting a general slowdown of real estate sales.

The following are important factors relevant to the Company’s results of operations:

  Interest income increased 1.2% or $59,703 to $5,146,243 for the year ended December 31, 2007 as compared to $5,086,540 for the year ended December 31, 2006. Interest and fee income from loans increased $425,374 or 11.7% to $4,064,035 for the year ended December 31, 2007 as compared to $3,638,661 for the previous year. While interest on loans increased, interest on investment securities decreased $251,642 or 30.0% to $587,928 for the year ended December 31, 2007. Interest income also decreased in Federal funds sold and Due from banks time by 18.7% or $114,029 to $494,280 for the reporting year due to decreased average balances.
  Interest expense increased by $464,160 to $976,033 for the year ended December 31, 2007 from $511,873 and $259,595 for the years ended December 31, 2006 and 2005, respectively. The reason for the increase is twofold: (1) the impact of a rising interest rate environment since June 2004; and (2) the increase in the balance of interest-bearing deposits and long-term debt. Interest related to the trust preferred securities, which was issued on October 27, 2006, was $203,850 in 2007 and $35,673 in 2006.
  Non-interest income increased by $230,973 or 32.8% to $935,103 for the year ended December 31, 2007 as compared to $704,130 for the year ended December 31, 2006, primarily due to an increase in collected charges for non-sufficient fund activity. Total non-interest income represented 15.4% of total revenue for 2007 as compared to 12.3% for 2006.
  The provision for loan losses increased $107,752 to $179,421 for the year ended December 31, 1007 as compared to $71,669 for the previous year. This increase was due to the increase in the loan portfolio and the declining economy. Looking at a number of economic events occurring in and around the real estate industries, the Company is taking a proactive and conservative approach to credit quality by making these provisions. The Company has no subprime exposure in its portfolio.
  General and administrative expenses increased $144,265 or 4.0% to $3,714,374 for year ended December 31, 2007 as compared to $3,570,109 for year ended December 31, 2006. Of this increase 86.7% is attributed to an increase in salaries and employee benefits expense which increased $125,022 or 7.0% to $1,904,216 for the year ended December 31, 2007 due to increases in one full-time equivalent employee, increased retirement expenses and increased incentive compensations.

The following are additional factors that are key in understanding our current financial condition:

  Total assets declined from $90.5 million to $79.9 million or 11.6% between December 31, 2006 and December 31, 2007, resulting from a decrease in the deposit balances of a number of depositors engaged in real estate related activity.
  Total non-interest bearing deposits decreased from $53.8 million at December 31, 2006 to $42.3 million at December 31, 2007, a 21.5% decrease.
  Total deposits decreased from $79.5 million at December 31, 2006 to $70.4 million at December 31, 2007, or an 11.4% reduction.
  The Company experienced a decrease in interest-earning assets of $9.8 million or 12.01% to $71.9 million in the twelve months ended December 31, 2007. Investment securities decreased $5.4 million and Federal Funds Sold and Due from banks time deposits decreased $5.8 million, while gross loans increased $1.4 million, or 2.7% to $53.2 million. Decreases in investment securities were caused by maturities and principal payments from Mortgage-backed securities.
  Interest-bearing liabilities increased $2.5 million or 8.8% to $31.2 in the twelve months ended December 31, 2007 as compared to December 31, 2006. This increase in interest-bearing deposits is the result of the Company’s emphasis to attract new customers and market conditions. Interest paid on deposits rose appreciably.
  Total stockholders’ equity was $5.9 million at December 31, 2007 and $7.5 million at December 31, 2006. There was an overall decrease of $1.6 million comprised mainly of stock repurchased under the Company’s stock repurchase program (See Part II, Item 5 above). During 2007, a total of 110,882 shares were repurchased for a total amount of $2,477,640, which included 75,020 from a former director for $1.65 million. Net income increased retained earnings by $742,609 while 4,946 shares purchased through exercise of stock options added $94,118 to equity including tax benefit. The change in the unrealized loss on securities available for sale increased equity by $73,056 for the twelve months of 2007.

Results of Operations

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits. The difference is “net interest income”. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Interest income increased approximately $60,000 or 1.2% to $5.1 million for the year ended December 31, 2007 from the year ended December 31, 2006. Interest income for 2005 was $4.2 million. The increase was principally due to the increase in interest and fee income on loans as the average balance of net loans increased to $51.8 million for the year ended December 31, 2007 from $46.4 million for the year ended December 31, 2006. The average balance of net loans was $38.2 million for the year ended December 31, 2005. Average interest-earning assets decreased $4.4 million to $74.6 million for the year ended December 31, 2007 compared to $78.9 million for the year ended December 31, 2006 and $77.4 million for the year ended December 31, 2005. This decrease was offset with an increase in the yield on average earning assets to 6.90% for the year ended December 31, 2007 from 6.44% and 5.97% for the years ended December 31, 2006 and 2005, respectively. The primary reason for the increase in the asset yield was the impact of rising interest rates as the Federal Reserve continued to increase rates since June 2004 through mid August, 2007.

The average yield on securities (U. S. Government agencies, mortgage-backed securities, and other securities) increased to 4.47% for the year ended December 31, 2007 from 4.31% and 3.54% for the years ended December 31, 2006 and 2005, respectively. The average balance of securities decreased to $13.1 million for the year ended December 31, 2007 from $20.3 million for the prior year end. The average balance of investment securities for the year ended December 31, 2005 was $21.5 million.

The continued growth in the loan portfolio has had a positive impact on net interest income since 2004. Average net loans increased to $51.8 million for the year ended December 31, 2007 reflecting an $5.4 million increase over 2006 and an $13.6 million increase over 2005. The yield on average loans, increased to 7.85% for the year ended December 31, 2007 from 7.84% and 7.57% for the years ended December 31, 2006 and 2005, respectively. The increase of 1 basis point in 2007 and 27 basis points in 2006 reflect the impact of the rising rate environment which ended in mid August 2007 when rates began a steady decline.

Interest expense increased by $464,160 to $976,033 for the year ended December 31, 2007 from $511,873 and $259,595 for the years ended December 31, 2006 and 2005, respectively. The reason for the increase is twofold: (1) the impact of a rising interest rate environment since June 2004; and (2) the increase in the balance of interest-bearing deposits and long-term debt. The average balance of interest-bearing deposits increased by $4.0 million or 16.4% to $28.5 million for the year ended December 31, 2006 from $24.5 million and $18.2 million for the years ended December 31, 2006 and 2005, respectively. The average interest rate the Bank paid for deposits increased by 76 basis points to 2.70% for the year ended December 31, 2007 as compared to 1.94% and 1.43% for the years ended December 31, 2006 and 2005, respectively. The Company continues to maintain a high ratio of non-interest bearing deposits to total deposits of 60.1% at December 31, 2007 as compared to 67.8% and 74.5% at December 31, 2006 and 2005, respectively.

The Company implemented a stock repurchase program in November, 2006 to increase stock value, return on equity and earnings per share. To accomplish this, the Company issued $3 million in trust preferred securities (“TPS”). The TPS were issued on October 27, 2006 and increased average interest bearing liabilities by $3.1 million for the year ended December 31, 2007 and $0.6 million for the year ended December 31, 2006. Interest related to the TPS was $203,850 in 2007 and $35,673 in 2006. The addition of the TPS increased the cost of average interest bearing liabilities from 0.39% to 3.09% and 0.10% to 2.04% for years ended December 31, 2007 and 2006, respectively.

The Net interest margin is calculated by dividing net interest income by average interest-earning assets. The net interest margin was 5.59% for the year ended December 31, 2007 as compared to 5.78% and 5.13% for the years ended December 31, 2006 and 2005, respectively. The primary reason for the decrease was the growth in interest-bearing liabilities and decline in interest earning assets The Company’s loan to deposit ratio increased from 65.2% to 75.6% for years ended December 31, 2006 and 2007, respectively, which positively impacted the net interest margin.

The following table sets forth certain information relating to the Company for the years ended December 31, 2007, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances. Yields include amortized loan fees and costs, which are considered adjustments to yields. The table reflects the Bank’s average balances of assets, liabilities and stockholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	Distribution, Yield and Rate Analysis of Net Interest Income
	($ in thousands)

	For the year ended			For the year ended			For the year ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	balance	Expense	Yield/Rate	balance	Expense	Yield/Rate	balance	Expense	Yield/Rate
Assets
Interest-earnings assets
Net loans	$51,798	$4,064	7.85%	$46,410	$3,639	7.84%	$38,154	$2,888	7.57%
Securities of U.S. government
agencies	2,730	112	4.10%	6,935	245	3.53%	7,130	205	2.88%
Mortgage-backed securities	8,995	411	4.57%	11,992	526	4.39%	13,222	479	3.62%
Other securities	1,422	65	4.57%	1,357	64	4.72%	1,164	60	5.15%
Federal funds sold & due
from banks time	9,649	494	5.12%	12,253	608	4.96%	17,775	989	5.56%
Total interest-earning assets	74,594	$5,146	6.90%	78,947	$5,082	6.44%	77,445	$4,621	5.97%
Non-interest earning assets	9,546			9,974			7,106
Total assets	$84,140			$88,921			$84,551

Liabilities and Stockholders'
Equity
Interest-bearing liabilities
Money market & NOW	$22,934	$607	2.65%	$19,859	$364	1.83%	$13,562	$180	1.33%
Savings	1,167	3	0.26%	1,042	4	0.38%	941	4	0.43%
Time deposits < $100,000	1,938	65	3.35%	1,517	41	2.70%	1,615	30	1.86%
Time deposits equal to or >
$100,000	2,501	96	3.84%	2,103	65	3.09%	2,085	46	2.21%
FHLB Borrowings	0	0	0.00%	3	1	33.33%	0	0	0.00%
Subordinated debenture &
other borrowings	3,093	205	6.63%	559	37	6.62%	0	0	0.00%
Total interest-bearing
liabilities	31,633	$976	3.09%	25,083	$512	2.04%	18,203	$260	1.43%

Non-interest bearing deposits	46,058			55,920			59,722

Non-interest bearing liabilities	594			663			317
Stockholders' equity	5,855			7,255			6,309
Total liabilities and
stockholders' equity	$84,140			$88,921			$84,551

Net interest income		$4,170			$4,570			$4,361

Net interest spread			3.81%			4.40%			4.54%
Net interest margin			5.59%			5.79%			5.63%

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the periods indicated.

	Rate Volume Analysis

	For the year ended			For the year ended
	December 31,			December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Net loans	$422	$3	$425	$644	$107	$751
Securities of U.S. government
agencies	(168)	35	(133)	(6)	46	40
Mortgage-backed securities	(136)	21	(115)	(48)	95	47
Other securities	3	(2)	1	9	(5)	4
Federal funds sold & due from
banks time	(133)	19	(114)	(282)	(99)	(381)
Total interest-earning assets	(12)	76	64	317	144	461

Interest-bearing liabilities
Money market & NOW	62	181	243	101	83	184
Savings	0	(1)	(1)	0	(0)	0
Time deposits < $100,000	12	12	24	(2)	13	11

Time deposits equal to or > $100,000	13	18	31	0	19	19
FHLB Borrowings	(1)	(0)	(1)	0	1	1
Subordinated debenture & other
borrowings	168	0	168	0	37	37
Total interest-bearing liabilities	255	209	464	100	152	252
Change in net interest income	$(267)	$(133)	$(400)	$218	$(9)	$209

As shown above, the rate variance contributed $76,000 to the Company’s interest income while the decline in volume of average earning assets reduced interest income by $12,000 resulting in an increase of interest earned of $64,000. The increased rates paid on interest-bearing liabilities resulted in $209,000 increase in interest expense and the increased average balances of interest-bearing liabilities resulted in a $255,000. Net interest income decreased $400,000 for year ended December 31, 2007. For the year ended December 31, 2006, the rate variance was $321,000 and volume contribution was $286,000 resulting in a net increase in net interest income of $607,000. Both volume and rate in the loan portfolio increased in both period comparisons as the Company concentrated on increasing its loan portfolio. The reduction in investment securities was a result of pay downs and maturities. Overnight Federal Funds decreased in volume as a direct decline in demand deposits as discussed in the Deposit section. Although the Company does not aggressively seek Money Market and NOW accounts, both volume and rate have increased in both period comparisons. The other significant increase in interest expense was interest on the subordinated debenture derived from the issuance of a Trust Preferred Security funded on October 27, 2006 and accounted for a $168,000 and a $37,000 increase in net interest expense for years ended December 31, 2007 and 2006, respectively.

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

The Company’s provision for loan losses was $179,421, $71,669 and $137,093 for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in the provision for loan losses in 2007 reflects the increase in loan receivable balances and credit concerns during the current downturn on the economy. The Company increased the provision for loan losses during 2005 to ensure adequacy of the allowance, as credit quality concerns usually arise during a rising rate environment, as well as maintaining comparability with its peer group ratio of allowance for loan losses to total loans. The Company increased its allowance for loan losses in 2006 to maintain appropriate reserve balances, but did not increase the reserve at the same rate as the previous year due to a slow down in the rising rate environment. The allowance for loan losses was $725,211 or 1.36% of gross loans held for investment at December 31, 2007 as compared to $615,808 or 1.19% and $544,139 or 1.28% of gross loans held for investment at December 31, 2006 and 2005, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned specific allowances for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Comparison of Financial Condition at December 31, 2007 and December 31, 2006 –Allowance for Loan Losses,” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

			Non-interest Income
			($ in thousands)
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on Deposit Accounts	$802	85.8%	$569	80.8%	$462	79.7%
Other miscellaneous fee income	34	3.6%	38	5.4%	28	4.8%
Dividend income from restricted stock	37	4.0%	33	4.7%	26	4.5%
Income from bank owned life insurance	62	6.6%	64	9.1%	64	11.0%
Total non-interest income	$935	100.0%	$704	100.0%	$580	100.0%

Other income includes service charges on deposit accounts, income from bank-owned life insurance, dividend income from restricted stock and other miscellaneous income. Non-interest income increased by $230,973 or 32.8% to $935,103 for the year ended December 31, 2007 as compared to $704,130 for the year ended December 31, 2006, primarily due to an increase in collected charges for non-sufficient fund activity. Total non-interest income represented 15.4% of total revenue for 2007 as compared to 12.3% 2006.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks placing, stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees increased $232,952 or 41.0% to $801,746 for the year ended December 31, 2007 from $568,794 and $461,678 for the years ended December 31, 2006 and 2005, respectively. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased 3.4% in 2007 to 1,660 accounts at year end from 1,603 and 1,309 accounts at December 31, 2006 and 2005, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

	Non-interest Expense
	($ in thousands)
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Salaries and employee benefits	$1,904	51.2%	$1,779	49.8%	$1,452	48.9%
Occupancy and equipment	340	9.2%	405	11.3%	263	8.9%
Data processing	331	8.9%	279	7.8%	224	7.6%
Deposit products and services	331	8.9%	349	9.8%	331	11.2%
Professional	299	8.1%	259	7.3%	164	5.5%
Advertising and marketing	153	4.1%	98	2.7%	128	4.3%
Directors' fees and expenses	79	2.1%	88	2.5%	78	2.6%
Printing and supplies	63	1.7%	64	1.8%	54	1.8%
Telephone	30	0.8%	33	0.9%	20	0.7%
Insurance	31	0.8%	24	0.7%	24	0.8%
Other expenses	153	4.1%	192	5.4%	227	7.7%
Total non-interest expenses	$3,714	99.9%	$3,570	100.0%	$2,965	100.0%

Non-interest expense as a
percentage of average assets		4.41%		4.01%		3.51%
Efficiency ratio		79.74%		68.56%		65.11%

Non-interest expense increased 4.0% to $3.7 million for the year ended December 31, 2007 as compared to $3.6 million for year ended December 31, 2006. Non-interest expense was $3.0 million for the year ended December 31, 2005. Expenses that increased significantly in 2007 were Advertising and marketing, Insurance, and Legal and professional fees. Numerous categories of non-interest expense reflect small dollar increases and low to negative percentage increases and therefore are not discussed herein. Data processing increased $52,000 to $331,000 for year ended December 31, 2007 as compared to $279,000 and $224,000 for years ended December 31, 2006 and 2005, respectively, as the Company adds more products and services for its customers. Advertising and marketing increased to $152,984 for the year ended December 31, 2007 as compared to $98,315 and $127,944 for the years ended December 31, 2006 and 2005, respectively. Professional services increased from $259,000 in 2006 to $298,736 for the year ended December 31, 2007 due to the increased Audit and compliance fees. Occupancy and equipment expense decreased $65,288 to $340,032 for the year ended December 31, 2007 due to reduced property taxes and depreciation expense. Occupancy and equipment expense were $405,000 and $263,000 for the years ended December 31, 2006 and 2005, respectively. Deposit products and services expenses which includes courier expense, third party payments and check printing charges decreased to $331,000 for the year ended December 31, 2007 as compared to $349,000 and $331,000 for the years ended December 31, 2006 and 2005, respectively. The efficiency ratio increased to 79.74% for the year ended December 31, 2007 from 68.56% for the prior year due primarily to the decrease in average assets.

Provision for Income Taxes

In 2007 the Company’s provision for federal and state income taxes was $468,909, while the tax provision was $627,464 and $566,619 for 2006 and 2005, respectively. This represents 38.7% of income before taxes in 2007, 38.3% in 2006, and 39.0% in 2005. The increase in the effective rate is a direct result of the Company’s increase in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15 California state net of federal tax benefit.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General

At December 31, 2007 and 2006, the Company had total assets of $79.9 million and $90.5 million, respectively, representing a decrease of $10.9 million or 11.6% . Net loans increased by $1.4 million or 2.7% to $52.4 million from $51.0 million at December 31, 2007 and 2006, respectively. Total Investments decreased by $5.4 million or 32.5% to $11.2 million at December 31, 2007 from $16.6 million at December 31, 2006. Cash and cash equivalents were $11.0 million at December 31, 2007 as compared to $15.0 million at December 31, 2006. The $1.4 million increase in net loans; offset by the $4.0 million decrease in cash and cash equivalents and $2.4 million in interest-bearing deposits in banks; the $5.4 million decrease in total investments is attributable to a decrease in deposit balances of $9.1 million from $79.5 million at December 31, 2006 to $70.4 million at December 31, 2007.

Loan Portfolio Composition

Gross Loans increased by $1.4 million or 2.7% to $53.2 million as of December 31, 2007 from $51.8 million as of December 31, 2006. Net Loans comprised 65.5% and 56.4% of the total assets at December 31, 2007 and December 31, 2006, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses by major category, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Real estate	$39,726	74.7%	$37,522	72.5%	$30,444	71.6%
Commercial	10,063	18.9%	11,655	22.5%	8,296	19.5%
Construction	2,607	4.9%	1,925	3.7%	2,791	6.6%
Farm/Agriculture	0	0.0%	0	0.0%	331	0.8%
Installment	791	1.5%	671	1.3%	633	1.5%
	$53,187	100.0%	$51,773	100.0%	$42,495	100.0%

Real estate loans increased by $2.2 million or 5.9% to $39.7 million or 74.7% of total loans at December 31, 2007 from $37.5 million at December 31, 2006 or 72.5% of total loans. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans increased to $36.1 million at December 31, 2007 from $33.5 million at December 31, 2006. Residential real estate loans declined slightly to $3.6 at December 31, 2007, compared to $4.1 at December 31, 2006. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will make up a significant part of the Company’s loan portfolio in the future.

Commercial loans decreased by $1.6 million to $10.1 million or 18.9% of total loans at December 31, 2007 from $11.7 million at December 31, 2006 or 22.5% of total loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans, consisting primarily of participations in loans to single-family real estate developers and to individuals in Southern California, increased by $0.7 million to $2.6 million or 4.9% of total loans at December 31, 2007 from $1.9 million at December 31, 2006 or 3.7% of total loans.

Farm/Agriculture loans, consisted of one nursery land loan, which was paid off in early 2006. The balance at December 31, 2005 was $330,920 or 0.8% of total loans.

Installment loans, consisting primarily of consumer loans, increased by $119,790 to $790,535 or 1.5% of total loans at December 31, 2007 from $670,765 or 1.3% of total loans at December 31, 2006.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans at December 31, 2007. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Loan Maturities and Repricing Schedule
	As of December 31, 2007
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Real Estate	$4,794	$21,438	$13,494	$39,726
Commercial	5,712	3,568	783	10,063
Construction	2,607	0	0	2,607
Farm/Agriculture	0	0	0	0
Installment	221	257	313	791
Total gross loans	$13,334	$25,263	$14,590	$53,187
Loans with floating interest rates	$9,977	$15,904	$6,204	$32,085
Loans with fixed interest rates	$3,357	$9,359	$8,386	$21,102

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At December 31, 2007 and 2006, the Company had $7.5 million and $6.4 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2007 and 2006 the Company had established a reserve for unfunded commitments of $40,439 and $27,607 respectively.

At December 31, 2007 and 2006, the Company had letters of credit of $140,000 and $285,300, respectively. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note 14 to the audited consolidated financial statements in Item 7 herein.

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

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectability of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reserve any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

As of December 31, 2007 and 2006, the Company had no loans on non-accrual status, restructured loans, or OREO. Management anticipates a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $725,211 and $615,808 at December 31, 2007 and December 31, 2006, respectively.

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

At December 31, 2007 and December 31, 2006, the allowance for loan losses was $725,211 and $615,808, respectively. The ratios of the allowance for loan losses to total loans held for investment at December 31, 2007 and December 31, 2006 were 1.36% and 1.19%, respectively. There were two charge-offs for the year ended December 31, 2007 totaling $70,018 and no charge-offs for the year ended December 31, 2006. Both of these charge-offs were recovered in February 2008 so that as of the date of this filing the Company has incurred no net loan losses since inception.

There can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, for the years ended December 31, 2007, 2006 and 2005, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For year ended December 31,
	2007	2006	2005
	($ in thousands)
Balances:
Average total loans
outstanding during period	$51,798	$47,128	$38,154
Total loans
outstanding at end of period	$53,187	$51,773	$42,495
Allowance for Loan and Lease Losses:
Balance at beginning of period	$616	$544	$407
Provision charged to expense	179	72	137
Charge-0ffs
Commercial Loans	61	0	0
Commercial Real Estate Loans	9	0	0
Installment Loans	0	0	0
Total	70	0	0
Recoveries
Installment Loans	0	0	0
Total	0	0	0
Net loan charge offs
(recoveries)	70	0	0
Balance	$725	$616	$544

Ratios:
Net loan charge-offs to average total loans	0.14%	n/a	n/a
Provision for loan losses to average total loans	0.35%	0.15%	0.36%
Allowance for loan losses to total loans at the end of
the period	1.36%	1.19%	1.28%
Net loan charge-offs to allowance for loan losses at the
end of the period	-9.66%	n/a	n/a
Net loan charge-offs to Provision for loan losses	-39.11%	n/a	n/a

The Company concentrates the majority of its earning assets in loans where there are inherent risks. The Company anticipates continuing concentrating the preponderance of its loan portfolio in both commercial and real estate loans. A smaller part of the loan portfolio is represented by installment and consumer loans.

While the Company believes that its underwriting criteria are prudent, outside factors, such as the recession or natural disaster in Southern California could adversely impact credit quality. A repeat of the recession in Southern California in the early 1990’s or the Los Angeles earthquake of 1994 as well as the current economic downturn could cause a deterioration in the Company’s loan portfolio.

The Company attempts to mitigate collection problems by supporting its loans with collateral. The Company also utilizes an outside credit review firm in an effort to maintain loan quality. The firm reviews a loan sample group quarterly with new loans and those that are delinquent receive special attention. The use of this outside service provides the Company with an independent look at its lending activities. In addition to the Company’s internal grading system, loans criticized by this outside review may be downgraded with appropriate reserves added if required.

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
	2007		2006		2005
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
Balance at End of		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$420	74.7%	$437	72.5%	$249	71.6%
Commercial	131	18.9%	106	22.5%	131	19.5%
Construction	24	4.9%	14	3.7%	21	6.6%
Farm/Agriculture	0	0.0%	0	0.0%	3	0.8%
Installment	30	1.5%	7	1.3%	8	1.5%
Unallocated	120		52		132
Total allowance for
loan losses	$725	100.0%	$616	100.0%	$544	100.0%

Total loans held for
investment	$53,187		$51,773		$42,495

Investment Portfolio

The investment policy of the Company, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco, and Pacific Coast Bankers’ Bank. Restricted stock investments totaled $654,250 and $627,500 at December 31, 2007 and 2006, respectively, and are carried at cost.

The investment securities portfolio at fair value was $11.2 million at December 31, 2007 and $16.5 million at December 31, 2006. Investment securities represented 14.0% of total assets at December 31, 2007 and 18.4% of total assets at December 31, 2006. As of December 31, 2007, $7.3 million of the investment portfolio was classified as available for sale and $3.9 million was classified as held to maturity. As of December 31, 2006, $11.8 million of the investment portfolio was classified as available for sale and $4.8 million was classified as held to maturity. The Company is not replacing matured securities at this time. It is reinvesting proceeds from matured securities in the growth of its loan portfolio. The investment portfolio at December 31, 2007 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair market value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2007		2006		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Mortgage-backed	$3,224	$3,212	$4,094	$3,987	$5,123	$5,017
Corporate bonds	208	218	246	255	285	295
Municipal bonds	441	450	444	454	443	452
Total held to maturity	3,873	3,880	4,784	4,696	5,851	5,764

Available for sale:
Municipal bonds	737	737	744	744	343	343
Federal agency	997	997	4,959	4,959	7,677	7,677
Mortgage-backed	5,605	5,605	6,136	6,136	8,291	8,291
Total available for sale	7,339	7,339	11,839	11,839	16,311	16,311
Total	$11,212	$11,219	$16,623	$16,535	$22,162	$22,075

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2007. The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

	Investment Maturities and Repricing Schedule
	($ in thousands)
	Less Than		After One But			After 5 But		After 10 But
	One Year		Within 5 Years			Within 10 Years		Within 20 Years
Available for sale
Federal agency	$997	4.33%	$	- -	- -	- -	- -	- -	- -
Municipal	- -	- -		- -	- -	- -	- -	737	6.31%

Held to Maturity
Corporate Bonds	- -	- -		208	6.54%	- -	- -	- -	- -
Municipals	- -	- -		- -	- -	101	6.66%	341	6.44%
Totals	$997	4.33%		$208	6.54%	$101	6.66%	$1,078	6.35%

Deposits

Total deposits at December 31, 2007 and 2006 were $70.4 million and $79.5 million, respectively. The decrease in total deposits resulted from a general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activity. The most prominent contraction occurred in Escrow Trust accounts reflecting a general slowdown of real estate sales. Overall, the total number of deposit accounts increased during this period, however, the average balances per account declined. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff of deposits from real estate activity.

The percentage of total deposits represented by time deposits was 6.0% and 5.9% at December 31, 2007 and 2006, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 3.84% and 3.09% for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had deposits from certain of its directors totaling $9.9 million and $11.2 million, respectively. See “Risk Factors –The Company’s business may be affected by a significant concentration of deposits with related parties”. Furthermore, at December 31, 2007 and 2006, deposits from escrow companies represented $14.5 million or 20.7% and $28.2 million or 34.0% of the Company’s total deposits, respectively. See “Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2007, the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $2.2 million were as follows:

Maturities of Time Deposits of $100,000 or more
At December 31, 2007
($ in thousands)

Three months or less	$1,010
Over three months through six months	359
Over six months through twelve months	788
Over twelve months	-
$2,157

Federal Home Loan Advances and Other Borrowings

The Company utilizes Federal Home Loan Bank (“FHLB”) advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had no advances outstanding with the FHLB at December 31, 2007 or December 31, 2006. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet so as to optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company calculates its repricing gap on a quarterly basis. It also performs an earnings simulation analysis and market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate exposures than those apparent in standard repricing gap analysis.

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At December 31, 2007, approximately 60.3% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the prevailing prime lending rate and changes occur as the prime rate changes. Approximately 15.9% of all fixed rate loans at December 31, 2007 mature within twelve months.

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

At December 31, 2007, approximately 30.3% or $24.2 million of interest-earning assets will mature or reprice within one year, and approximately 90.0% or $28.1 million of interest-bearing liabilities will reprice or mature over the same period.

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

The table on the following page sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

	Interest Rate Sensitivity Analysis
	at December 31, 2007
	($ in thousands)

	Amounts Subject to Repricing Within
				over	Non-interest
	0 - 3 months	3 - 12 months	> 1 to 5 years	5 years	bearing	Total

Federal funds sold	$7,440					$7,440
Interest earning deposits &
short term investments		99				99
Investment Securities	499	499	208	1,179		2,385
MBS	377	1,530	4,449	2,472		8,828
Loans receivable	9,306	4,028	24,741	15,111		53,186
Total interest-earning assets	17,622	6,156	29,398	18,762	0	71,938
Unamortized discounts	0	0	0	0		0
Allowance for loan losses	(127)	(55)	(337)	(206)		(725)
Net interest earning assets	17,495	6,101	29,061	18,556	0	71,213
Restricted Stock	654	-	-	-		628
Other non-interest earning assets					8,108	8,108
Total assets	$18,149	$6,101	$29,061	$18,556	$8,108	$79,949

Demand deposits including MMDA[1]	$11,002		$12,916			$23,918
Certificate of deposit	1,628	2,539	45			4,212
Subordinated Note				3,093		3,093
Total interest-bearing liabilities	12,630	2,539	12,961	3,093	0	31,223
Non-interest-bearing deposits					42,267	42,267
Non-interest-bearing liabilities					573	573
Equity					5,886	5,886
Total liabilities & equity	$12,630	$2,539	$12,961	$3,093	$48,726	$79,949

Interest sensitive gap	$4,992	$3,617	$16,437	$15,669		$40,715
Cumulative sensitive gap	$4,992	$8,609	$25,046	$40,715
Cumulative interest rate sensitivity
gap ratio (based on total assets)	6.24%	10.77%	31.33%	50.93%

1Interest-bearing demand including MMDA estimated 46% could turn over in three month, remaining balances on to three years.

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

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10% upon application of interest rate shocks of 200 bp, as compared to a base rate scenario. As of December 31, 2007, the Company had an estimated net interest margin sensitivity profile reflecting a change in net interest income of $132,000 at plus 200 bp and ($151,000) at minus 200 bp. This profile illustrates that if there were an immediate increase of 200 bp in interest rates, the Company’s annual net interest income would likely increase by $132,000, or approximately 3.49% . By the same token, if there were an immediate downward adjustment of 200 bp in interest rates, the Company’s net interest income would likely fall by approximately $151,000, or 4.00%, over the next year. The relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At December 31, 2007, the Company’s liquid assets totaled approximately $18.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.0% . At December 31, 2006, the Company’s liquid assets totaled approximately $14.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 15.8% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million and $3 million with Union Bank of California and Pacific Coast Bankers’ Bank, respectively. In addition, it is a member of the Federal Home Loan Bank (“FHLB”) and as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base.

Capital Resources

Total stockholders’ equity was $5.9 million at December 31, 2007 and $7.5 million at December 31, 2006. There was an overall decrease of $1.6 million comprised mainly of stock repurchased under the Company’s stock repurchase program (See Part II, Item 5 above). During 2007, a total of 110,882 shares were repurchased for a total amount of $2,477,640, which included 75,020 from a former director for $1.65 million. Net income increased retained earnings by $742,609 while shares purchased through exercise of 6,946 stock options added $94,118 to equity. The change in the unrealized loss on securities available for sale increased equity by $73,056 for the twelve months of 2007.

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

As noted previously, the Company’s subordinated note represents $3 million borrowings from its unconsolidated trust subsidiary. Subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $7.9 million in Tier 1 capital as of December 31, 2007, $1.9 million consisted of trust preferred securities.

As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratios were 15.24% and 13.71%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.01% and 12.68%, respectively. As of December 31, 2007 and 2006 the consolidated Company’s Total Risk-Based Capital Ratio was 15.78% and 18.08%, respectively, and its Tier 1 Risk-Based Capital Ratio was 12.71% and 16.09%, respectively. As a “small bank holding company” under the Federal Reserve Board’s guidelines, the Company is not subject to the any specific capital requirements.

The Bank’s Leverage Capital Ratio was 10.82% and 7.98% at December 31, 2007 and 2006, respectively. (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2007 and 2006, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

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

Page
The following financial statements and independent auditors’ reports listed below are included herein:

Independent Auditors’ Report	45
Statements of Financial Condition at December 31, 2007 and 2006	46
Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	47
Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	48
Statements of Cash Flow for the Years Ended December 31, 2007, 2006 and 2005	49-50
Notes to the Financial Statements	51-79

Item 7: Financial Statements

Chino Commercial Bancorp Financial Report December 31, 2007

Table of Contents

Page

Independent Auditors’ Report	45

Financial Statements

Statements of Financial Condition	46
Statements of Income	47
Statements of Changes in Stockholders’ Equity	48
Statements of Cash Flows	49-50
Notes to Financial Statements	51-79

Independent Auditors’ Report

To the Board of Directors and Stockholders of Chino Commercial Bancorp Chino, California

We have audited the accompanying consolidated statement of financial condition of Chino Commercial Bancorp and its subsidiary (the Company), Chino Commercial Bank, N.A. (the Bank), as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, and the Bank’s related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the Bank’s results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Hutchinson and Bloodgood LLP

Glendale, California

March 31, 2008

Chino Commercial Bancorp
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$3,487,933	$4,201,391
Federal funds sold	7,440,000	10,775,000
Cash and cash equivalents	10,927,933	14,976,391

Interest bearing deposits in banks	99,000	2,541,000
Investment securities available for sale (Note 4)	7,339,354	11,839,152
Investment securities held to maturity (fair value approximates
$3,880,000 and $4,696,000) (Note 4)	3,873,251	4,784,277
Loans held for investment, net of allowance for loan losses of
$725,211 and $615,808 (Note 6)	52,373,955	51,021,235
Accrued interest receivable	326,990	380,064
Stock investments, restricted, at cost (Note 5)	654,250	627,500
Premises and equipment (Note 7)	2,085,203	2,222,503
Other assets	2,268,909	2,082,676
Total assets	$79,948,845	$90,474,798

Liabilities
Deposits
Non-interest bearing	$42,270,696	$53,845,147
Interest bearing	28,126,214	25,608,988
Total deposits	70,396,910	79,454,135
Accrued interest payable	63,962	61,477
Other liabilities	509,389	412,745
Subordinated note payable to subsdiary trust (Note 9)	3,093,000	3,093,000
Total liabilities	74,063,261	83,021,357
Commitments and Contingencies (Notes 14, 15, and 16)
Stockholders' Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 704,278 and 808,214 shares
on December 31, 2007 and 2006, respectively	2,639,462	5,022,984
Retained earnings	3,249,982	2,507,373
Accumlated other comprehensive loss	(3,860)	(76,916)
Total stockholders' equity	5,885,584	7,453,441
Total liabilities and stockholders' equity	$79,948,845	$90,474,798

The accompanying notes are an integral part of these financial statements.

46

Chino Commercial Bancorp
Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Interest and fee income on loans	$4,064,035	$3,638,661	$2,888,186
Interest on Federal funds sold and Due from banks time	494,280	608,309	581,250
Interest and dividends on investment securities	587,928	839,570	764,754
Total interest income	5,146,243	5,086,540	4,234,190

Interest expense on deposits
Money market and NOW accounts	607,385	364,256	179,438
Savings	3,290	3,761	3,417
Time deposits of $100,000 or more	95,552	65,433	46,364
Time deposits less than $100,000	64,856	40,789	30,104
Total interest expense of deposits	771,083	474,239	259,323
Interest expense on borrowings	204,950	37,634	272
Total interest expense	976,033	511,873	259,595
Net interest income	4,170,210	4,574,667	3,974,595
Provision for loan losses (Note 6)	179,421	71,669	137,093
Net interest income after provision for loan losses	3,990,789	4,502,998	3,837,502

Noninterest income
Service charges on deposit accounts	801,746	568,794	461,678
Customer fees and miscellaneous income	33,824	38,420	9,476
Dividend income from restricted stock	37,257	33,390	26,476
Income from mortgage banking activities	-	-	17,697
Income from bank owned life insurance	62,276	63,526	64,421
Total noninterest income	935,103	704,130	579,748

Noninterest expenses
Salaries and employee benefits	1,904,215	1,779,194	1,451,897
Occupancy and equipment expenses	340,032	405,320	263,418
Other operating expenses (Note 23)	1,470,127	1,385,595	1,250,143
Total noninterest expenses	3,714,374	3,570,109	2,965,458

Income before income taxes	1,211,518	1,637,019	1,451,792

Provision for income taxes (Note 13)	468,909	627,464	566,619
Net income	$742,609	$1,009,555	$885,173

Basic earnings per share	$1.02	$1.23	$1.08
Diluted earnings per share	$0.94	$1.14	$1.00

The accompanying notes are an integral part of these financial statements.

47

Chino Commercial Bancorp

Statements of Changes in Stockholders' Equity Years Ended December 31, 2007, 2006 and 2005

Balance at December 31, 2004

Comprehensive income: Net income Change in unrealized loss on securities available for sale, net of tax Total comprehensive income

Balance at December 31, 2005

Comprehensive income: Net income Change in unrealized loss on securities available for sale, net of tax Total comprehensive income Exercise of stock options, including tax benefit Stock repurchased and retired Stock based compensation

Balance at December 31, 2006

Comprehensive income: Net income Change in unrealized loss on securities available for sale, net of tax Total comprehensive income Exercise of stock options, including tax benefit Stock repurchased and retired (Note 22)

Balance at December 31, 2007

			Accumulated
			Other
			Compre-
			hensive
Number of	Common	Retained	Income
Shares	Stock	Earnings	(Loss)	Total
818,453	$5,318,830	$612,645	$(30,181)	$5,901,294

- -	- -	885,173	- -	885,173

- -	- -	- -	(92,427)	(92,427)
				792,746
818,453	5,318,830	1,497,818	(122,608)	6,694,040

- -	- -	1,009,555	- -	1,009,555

- -	- -	- -	45,692	45,692
				1,055,247

16,000	210,142	- -	- -	210,142
(26,239)	(522,284)	- -	- -	(522,284)
- -	16,296	- -	- -	16,296
808,214	5,022,984	2,507,373	(76,916)	7,453,441

- -	- -	742,609	- -	742,609

- -	- -	- -	73,056	73,056
				815,665

6,946	94,118	- -	- -	94,118
(110,882)	(2,477,640)	- -	- -	(2,477,640)
704,278	$2,639,462	$3,249,982	$(3,860)	$5,885,584

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$742,609	$1,009,555	$885,173
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	179,421	71,669	137,093
Depreciation and amortization	182,568	197,037	120,978
Amortization of premiums on investment securities	11,334	3,214	47,998
Amortization of deferred loan (fees) costs	(48,657)	(8,061)	(111,114)
Stock-based compensation expense	- -	16,296	- -
Loss on disposition of equipment	5,912	- -	- -
Deferred income taxes	(156,359)	(38,543)	(76,933)
Net change in:
Accrued interest receivable	58,774	(70,915)	(56,321)
Other assets	(41,001)	(71,504)	(58,201)
Accrued interest payable	2,485	32,619	8,216
Other liabilities	96,644	(175,323)	165,074

Net cash provided by operating activities	1,033,730	966,044	1,061,963

Cash Flows from Investing Activities
Net change interest bearing deposits in banks	2,442,000	176,000
Activity in investment securities available for sale:
Purchases	(1,002,377)	(900,000)	(4,866,786)
Repayments and calls	5,614,665	5,446,455	3,934,397
Activity in investment securities held to maturity:
Purchases	- -	- -	(2,940,717)
Repayments and calls	911,026	1,066,410	1,870,239
Purchase of stock investments, restricted	(26,750)	(55,300)	(79,100)
Loan purchases, net	(2,288,476)	1,458,190	(1,605,309)
Loan originations and principal collections, net	804,992	(10,736,226)	(5,830,163)
Purchase of premises and equipment	(51,180)	(483,372)	(1,667,181)

Net cash provided by (used in) investing activities	6,403,900	(4,027,843)	(11,184,620)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(9,057,225)	(4,567,808)	13,280,811
Proceeds from issuance of trust preferred securities	- -	3,000,000	- -
Cash received from exercise of options	48,777	116,440	- -
Payments for stock repurchases	(2,477,640)	(522,284)	- -
Net cash provided by (used in) financing activities	(11,486,088)	(1,973,652)	13,280,811

Net increase (decrease) in cash and cash equivalents	(4,048,458)	(5,035,451)	3,158,154

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

		2007	2006		2005
Cash and Cash Equivalents at Beginning of Year		$14,976,391	$20,011,842		$16,853,688
Cash and Cash Equivalents at End of Year		$10,927,933	$14,976,391		$20,011,842

Supplementary Information
Interest paid		$973,548	$479,255		$251,107
Income taxes paid		$583,000	$629,000		$694,100

Supplemental Disclosure of Noncash Investing and Financing Activities
Subordinated debt issued in exchange for common
securities investment in subsidiary Trust	$	- -	$93,000	$	- -

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

On March 2, 2006, Chino Commercial Bancorp was incorporated for the purpose of acquiring Chino Commercial Bank, N.A. (the Bank) in a one bank holding company reorganization. Effective July 1, 2006, Chino Commercial Bancorp acquired all of the outstanding stock of the Bank pursuant to a Plan of Reorganization, dated March 16, 2006, between Chino Commercial Bancorp and the Bank (the Reorganization). Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of Chino Commercial Bancorp, no par value, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, Chino Commercial Bancorp became the holding company for the Bank, and the shareholders of the Bank became the shareholders of Chino Commercial Bancorp. Prior to the Reorganization, Chino Commercial Bancorp did not engage in any business. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for periods prior to that date is for the Bank only. Information since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated.

Note 2. Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

Chino Commercial Bancorp Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Consolidation (continued)

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, Chino Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

Reclassification

Certain amounts in the 2005 financial statement have been reclassified to conform to the 2006 and 2007 presentations.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2007 and 2006.

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

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ended December 31.

Weighted average number of shares used	2007	2006	2005
in the computation of:
Basic earnings per share	727,894	821,996	818,453
Diluted earnings per share	788,842	883,736	884,212

Stock-Based Compensation Plans

The Company has a stock incentive plan that includes, among other awards, both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors (See Note 19).

The Company adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines. The Company’s most recent stock option grant was in 2003. Pre-tax stock-based compensation expense was $16,296 for the year ended December 31, 2006. Based on the stock-based compensation awards outstanding for the year ended December 31, 2007, there was no stock-based compensation to expense.

As a result of the adoption of SFAS No. 123R the Company expects to recognize additional pre-tax compensation cost in the event it grants additional stock options.

Future compensation expense recognized related to stock option awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of this standard.

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

The components of comprehensive income (loss) other than net income and related tax effects are as follows:

	2007	2006	2005
Unrealized holding gains (losses) on
securities available for sale	$123,824	$77,443	$(156,655)

Reclassification of gains realized in
income	- -	- -	- -

Net unrealized gains (losses)	123,824	77,443	(156,655)
Tax effect	(50,768)	(31,751)	64,228

Other comprehensive gain (loss)
net of tax	$73,056	$45,692	$(92,427)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of SFAS Statement No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements and results of operations.

Chino Commercial Bancorp Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 requirements. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph-12 of SFAS No. 133 prior to the adoption of SFAS No. 155. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements and results of operations.

In March of 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued consolidated financial statements, including interim consolidated financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements and results of operations.

Chino Commercial Bancorp Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The Company does not expect adoption of SFAS No. 157 to have a significant impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 were effective for fiscal years beginning after December 15, 2006 and were to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The adoption of EITF 06-5 did not have an impact on the Company’s consolidated financial statements and results of operations.

Chino Commercial Bancorp Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The financial statement impact of adoption of EITF 06-4 is estimated at approximately $25,000.

Note 3. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006, the reserve balance amounted to $1,051,000. There was no reserve balance required at December 31, 2007.

Chino Commercial Bancorp Notes to Financial Statements

Note 4. Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2007
			Gross	Gross
	Amortized		Unrealized	Unrealized	Fair
	Cost		Gains	Losses	Value
Securities available for sale:
Federal agency	$999,004	$	- -	$(1,727)	$997,277
Municipal bonds	743,016		- -	(5,904)	737,112
Mortgage-backed	5,603,876		37,761	(36,672)	5,604,965

	$7,345,896		$37,761	$(44,303)	$7,339,354

Securities held to maturity:
Mortgage-backed	$3,224,101		$9,121	$(21,399)	$3,211,823
Municipal bonds	441,469		8,996	- -	450,465
Corporate bonds	207,681		10,317	- -	217,998

	$3,873,251		$28,434	$(21,399)	$3,880,286

	2006
			Gross	Gross
	Amortized		Unrealized	Unrealized	Fair
	Cost		Gains	Losses	Value
Securities available for sale:
Federal agency	$4,992,994	$	- -	$(33,674)	$4,959,320
Municipal bonds	742,928		792	- -	743,720
Mortgage-backed	6,233,596		2,760	(100,244)	6,136,112

	$11,969,518		$3,552	$(133,918)	$11,839,152

Securities held to maturity:
Mortgage-backed	$4,094,263		$4,423	$(112,218)	$3,986,468
Municipal bonds	443,522		10,404	- -	453,926
Corporate bonds	246,492		8,888	- -	255,380

	$4,784,277		$23,715	$(112,218)	$4,695,774

Chino Commercial Bancorp Notes to Financial Statements

Note 4. Investment Securities (Continued)

The amortized cost and fair value of investment securities as of December 31, 2007 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair		Amortized		Fair
	Cost	Value		Cost		Value

Within 1 year	$999,004	$997,277	$	- -	$	- -
After 1 year through 5 years	- -	- -		207,681		217,998
After 5 years through 10 years	- -	- -		441,469		450,465
After 10 years through 17 years	743,016	737,112		- -		- -
Mortgage-backed securities	5,603,876	5,604,965		3,224,101		3,211,823

	$7,345,896	$7,339,354		$3,873,251		$3,880,286

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Mortgage-backed securities	$2,385	$369,861	$34,287	$2,471,135
Federal agency	1,727	997,277	- -	- -
Municipal Bonds	5,904	737,112	- -	- -

Securities held to maturity:
Mortgage-backed securities	- -	- -	21,399	3,211,823

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

On December 31, 2007, 28 securities have unrealized losses with aggregate depreciation of 0.85% from the Company’s amortized cost basis. These unrealized losses relate principally to mortgage backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Chino Commercial Bancorp Notes to Financial Statements

Note 5. Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2007	2006

Federal Reserve Bank stock	$164,150	$159,600
Federal Home Loan Bank (FHLB) stock	440,100	417,900
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$654,250	$627,500

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB. There were no advances from the FHLB as of December 31, 2007 or 2006. No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6. Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:

	2007	2006

Construction loans	$2,606,750	$1,925,067
Real estate loans, commercial	36,106,869	33,466,367
Real estate loans, consumer	3,619,432	4,055,600
Commercial loans	10,062,969	11,676,871
Installment loans	790,535	649,183

	53,186,555	51,773,088
Allowance for loan losses	(725,211)	(615,808)
Unearned income and deferred loan
fees, net	(87,389)	(136,045)

Loans held for investment, net	$52,373,955	$51,021,235

As of December 31, 2007 and 2006, there were no loans past due over 90 days or on a non-accrual basis. In addition, there were no impaired loans on those dates.

Chino Commercial Bancorp Notes to Financial Statements

Note 6. Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses are summarized as follows:

	2007	2006

Balance at January 1	$615,808	$544,139
Loans charged off	(70,018)	- -
Provision charged to expense	179,421	71,669

Balance as of December 31	$725,211	$615,808

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $2,313,079 and $1,934,016 at December 31, 2007 and 2006, respectively.

Note 7. Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2007	2006

Land	$639,150	$639,150
Building	974,763	974,763
Furniture, fixtures and equipment	846,435	871,529
Leasehold improvements	486,463	488,919
Automobile	32,289	32,289

	2,979,100	3,006,650
Less accumulated depreciation
and amortization	893,897	784,147

	$2,085,203	$2,222,503

Depreciation and amortization expense for years ended December 31, 2007, 2006 and 2005 amounted to $182,568, $197,037 and $120,978, respectively.

Chino Commercial Bancorp Notes to Financial Statements

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2007 and 2006 was $2,156,778 and $2,882,341, respectively.

At December 31, 2007, the scheduled maturities of total time deposits are as follows:

Within 1 year	$4,211,693
After 1 year through 3 years	- -
After 3 years through 5 years	- -
After 5 years	- -

$4,211,693

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

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (4.70% at December 31, 2007) plus 1.68% thereafter. During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of December 31, 2007 and 2006, accrued interest payable to Chino Statutory Trust I amounted to $7,361 and 8,494, respectively. Interest for Trust Preferred Securities amounted to $203,849 and $35,674 for the years ended December 31, 2007 and 2006, respectively.

Chino Commercial Bancorp Notes to Financial Statements

Note 10. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2007	2006

Balance at beginning of period	$403,549	$271,848
Advances	78,343	156,084
Repayments, net of borrowings	(35,631)	(24,383)

Balance as of December 31	$446,261	$403,549

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $9,857,877 and $11,239,320, respectively.

Note 11. Federal Home Loan Bank Borrowings

As a member of the Federal Home Loan Bank (FHLB), the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank had no advances outstanding at December 31, 2007 and 2006.

On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Note 12. Federal Funds Lines of Credit

The Bank had a total of $7 million and $5 million in Federal funds lines of credit with two banks at December 31, 2007 and 2006, respectively. The Bank had no borrowings outstanding.

Chino Commercial Bancorp Notes to Financial Statements

Note 13. Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2007	2006	2005
Current tax provision:
Federal	$460,749	$487,539	$471,204
State	164,519	178,468	172,348

	625,268	666,007	643,552
Deferred tax provision (benefit):
Federal	(128,764)	(33,151)	(56,081)
State	(27,595)	(5,392)	(20,852)

	(156,359)	(38,543)	(76,933)

	$468,909	$627,464	$566,619

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for years ended December 31:

	2007	2006	2005

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2%	7.2%	7.2%
Tax-exempt earnings on life insurance policies	(2.1%)	(1.4%)	(1.8%)
Tax-exempt interest from municipal bonds	(1.1%)	(0.8%)	(0.7%)
Other, net	0.7%	(0.7%)	0.3%

	38.7%	38.3%	39.0%
Adjustment to valuation allowance against
deferred tax asset	0.0%	0.0%	0.0%

Effective tax rate	38.7%	38.3%	39.0%

Chino Commercial Bancorp Notes to Financial Statements

Note 13. Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets on the balance sheets, are as follows at December 31:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$287,049	$207,928
Start-up expenses	10,074	10,820
Valuation adjustment on mortgage loans	7,740	13,567
Unrealized loss on securities available for sale	2,692	53,651
Depreciation and amortization	49,091	46,260
Cash basis of reporting for tax purposes	15,253	- -

	371,899	332,226

Deferred tax liabilities:
Cash basis of reporting for tax purposes	- -	(65,727)

Net deferred tax asset	$371,899	$266,499

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2007	2006

Undisbursed loans	$7,450,908	$6,407,786
Letters of credit	140,000	285,300

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

At December 31, 2007, the minimum future rental payments are as follows:

Year Ending
December 31,

2008	$83,336
2009	85,836
Thereafter	43,552

$212,724

Rental expense for the years ended December 31, 2007, 2006 and 2005 amounted to $81,442, $78,552, and $76,264, respectively.

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

Note 16. Concentration of Risk

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 80% and 76% of total loans held for investment at December 31, 2007 and 2006, respectively. The Bank has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 21% and 34% of total deposits on December 31, 2007 and 2006, respectively. Four escrow companies accounted for 17% and 28% of total deposits on December 31, 2007 and 2006, respectively.

Note 17. Employee Benefit Plan

On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 15% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2007, 2006 and 2005, the expense attributable to the Plan amounted to $46,008, $39,421 and $32,755, respectively.

Note 18. Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2007 and 2006, respectively, is $128,309 and $90,593 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Chino Commercial Bancorp Notes to Financial Statements

Note 19. Stock-Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2007 and 2006, 108,405 options were available for granting. At December 31, 2007 and December 31 2006, 113,443 and 120,389 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the year ended December 31, 2006, the Company recognized $16,296 in compensation expense for stock options. Based on the stock-based compensation awards outstanding for the year ended December 31, 2007, there was no stock-based compensation to expense.

The following table illustrates the effect on the Bank's reported net income and earnings per share if the Bank had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005, the year prior to the adoption date:

Net income, as reported	$885,173

Total stock-based employee
compensation expense determined
under fair value method	(19,850)
Related income tax benefit	3,553

Pro forma net income	$868,876

Earnings per share
Basic – as reported	$1.08
Basic – pro forma	$1.07

Diluted – as reported	$1.00
Diluted – pro forma	$.99

There were no options granted in 2007 and 2006. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp Notes to Financial Statements

Note 19. Stock-Based Compensation (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the period then ended are as follows:

	2007			2006
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares		Price	Shares		Price
Options outstanding at
beginning of year	120,389		$7.26	136,389		$7.26
Options granted	- -	$	- -	- -	$	- -
Options exercised	(6,946)		$7.02	(16,000)		$7.28
Options forfeited	- -	$	- -	- -	$	- -

Outstanding at end of year	113,443		$7.27	120,389		$7.26

Options exercisable at year-end	113,443		$7.27	120,389		$7.26

Information pertaining to options outstanding on December 31, 2007 is as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$6.67	91,639	2.5 years	91,639	$6.67
$8.83	4,500	3.0 years	4,500	$8.83
$8.67	9,804	5.2 years	9,804	$8.67
$11.83	7,500	5.5 years	7,500	$11.83

	113,443	3.9 years	113,443

The intrinsic value of options exercised during the year ended December 31, 2007 was $110,185. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2007 were $2.01 million. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise less than the Company’s closing stock price of $25 as of December 31, 2007, which would have been received by the option holders had those option holders exercised those options as of that date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table. Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

	2007
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$9,724	15.75%	$4,941	8.00%	$6,176	10.00%
Bank	$9,457	15.31%	$4,941	8.00%	$6,176	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$7,820	12.66%	$2,470	4.00%	$3,706	6.00%
Bank	$8,692	14.07%	$2,470	4.00%	$3,706	6.00%

Tier 1 capital to average assets:
Consolidated	$7,820	9.74%	$3,213	4.00%	$4,016	5.00%
Bank	$8,692	10.84%	$3,207	4.00%	$4,009	5.00%

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

Note 22. Stock Repurchase Plan

On October 19, 2006, the Company’s Board of Directors approved a stock repurchase program for the Company to purchase up to $3 million of its common stock in open market transactions or in privately negotiated transactions. The repurchase program was for a period of 12 months. The Company utilized the proceeds of $3.0 million from the Subordinated Debt Securities for stock repurchases. During the year ended December 31, 2006, the Company repurchased 26,239 common shares for a total of $522,284 at an average price of $19.90 per share. During the year ended December 31, 2007, the Company repurchased 110,882 common shares for a total of $2,477,640 at an average price of $22.34 per share. Included in the repurchased 110,882 common shares are 75,020 shares repurchased at $22.00 per share from a member of the Company’s Board of Directors. The repurchase represented all of the shares owned by the Company’s single largest shareholder. The Board member resigned from the Board following the sale.

Chino Commercial Bancorp Notes to Financial Statements

Note 23. Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2007	2006	2005

Data processing fees	$331,385	$279,000	$231,774
Deposit products and services	330,720	347,219	330,973
Professional fees	298,736	259,169	163,546
Advertising and marketing	152,984	98,315	130,804
Directors’ fees and expenses	79,034	87,708	78,247
Other operating expense	277,267	314,185	314,799

	$1,470,126	$1,385,596	$1,250,143

Note 24. Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp.

Statement of Condition
December 31, 2007 and 2006

Assets	2007	2006

Cash and cash equivalents	$51,794	$2,599,612
Investment in subsidiaries	8,711,531	7,931,013
Other assets	267,336	64,237

Total assets	$9,030,661	$10,594,862

Liabilities and Shareholders' Equity
Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	52,077	48,421

	3,145,077	3,141,421
Shareholders' equity
Common stock	2,639,462	5,022,984
Retained earnings	3,249,982	2,507,373
Accumulated other comprehensive income	(3,860)	(76,916)

Total shareholders' equity	5,885,584	7,453,441

Total liabilities and shareholders' equity	$9,030,661	$10,594,862

Chino Commercial Bancorp Notes to Financial Statements

Note 24. Condensed Financial Statements of Parent Company (Continued)

Statement of Earnings
Periods Ended December 31, 2007 and 2006

	2007	2006
Income:
Dividend from Chino Commercial Bank, N.A.	$200,000	$559,232
Interest income	29,441	23,260

	229,441	582,492
Expense:
Interest expense	203,850	36,434
Salaries and benefits	39,753	28,964
Legal and professional fees	152,207	82,928
Other expense	6,163	31,022

Total expense	401,973	179,348

Income (loss) before income taxes and equity in
undistributed net income of subsidiary	(172,532)	403,144
Income tax benefit	(160,020)	(64,237)

	(12,512)	467,381
Equity in undistributed net income of subsidiary	755,121	542,174

Net income	$742,609	$1,009,555

Chino Commercial Bancorp Notes to Financial Statements

Note 24. Condensed Financial Statements of Parent Company (Continued)

Statement of Cash Flows
Periods Ended December 31, 2007 and 2006

	2007	2006
Operating Activities
Net income	$742,609	$1,009,555
Equity in undistributed income of subsidiary	(755,121)	(946,406)
Stock based compensation	- -	8,148
Increase in other assets	(110,099)	(64,237)
Increase in other liabilities	3,656	48,421

Net cash provided by (used in) operating activities	(118,955)	55,481

Investing Activities	- -	- -

Financing Activities
Payments to repurchase and retire common stock	(2,477,640)	(522,284)
Proceeds from subordinated note
payable to subsidiary trust	- -	3,000,000
Proceeds from exercise of stock options	48,777	66,415

Net cash provided by (used in) financing activities	(2,428,863)	2,544,131

Net increase (decrease) in cash and cash equivalents	(2,547,818)	2,599,612

Cash and cash equivalents, beginning of year	2,599,612	- -

Cash and cash equivalents, end of year	$51,794	$2,599,612

Supplementary Information

Interest paid	$204,983	$27,180

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Bank’s financial instruments at December 31 are as follows:

	2007
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$11,026,933	$11,026,933
Investment securities available for sale	7,339,354	7,339,354
Investment securities held to maturity	3,873,251	3,880,286
Stock investments	654,250	654,250
Loans, net	52,373,955	52,114,149
Trups common securities	93,000	90,731
Accrued interest receivable	326,990	326,990

Financial liabilities:
Deposits	70,396,910	70,405,455
Subordinated Debenture	3,093,000	3,017,531
Accrued interest payable	63,962	63,962

	2006
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$17,517,391	$17,518,353
Investment securities available for sale	11,839,152	11,839,152
Investment securities held to maturity	4,784,277	4,695,774
Stock investments	627,500	627,500
Loans, net	51,021,237	50,751,955
Trups common securities	93,000	93,000
Accrued interest receivable	385,764	385,764

Financial liabilities:
Deposits	79,454,135	79,460,592
Subordinated Debenture	3,093,000	3,093,000
Accrued interest payable	61,477	61,477

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation, integrity, and reliability of the consolidated financial statements and related financial information contained in this annual report. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

Management has established and is responsible for maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B: Other Information.

None.

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required to be furnished pursuant to this item will be set forth under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “ELECTION OF DIRECTORS” in the Proxy Statement, and is incorporated herein by reference.

Item 12: Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the captions “RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE–Director Independence” in the Proxy Statement, and is incorporated herein by reference.

Item 13: Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Chino Commercial Bancorp (1)

	3.2	Bylaws of Chino Commercial Bancorp (1)

	10.1	2000 Stock Option Plan (1)

	10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)

	10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)

	10.4	Employment Agreement for Dann H. Bowman (2)

	10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)

	10.6	Item Processing Agreement between the Bank and InterCept Group (1)

	10.7	Data Processing Agreement between the Bank and InterCept Group (1)

	10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co. as amended (3)

	10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer (3)

	10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)

	10.11	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27,02006 (3)

	11	Statement Regarding Computation of Net Income Per Share (4)

	21	Subsidiaries of Registrant (filed herewith)

	23.1	Consent of Hutchinson & Bloodgood LLP (filed herewith)

	31.1	Certification of Chief Executive Officer (Section 302 Certification)

	31.2	Certification of Chief Financial Officer (Section 302 Certification)

	32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number at the Company’s Registration Statement on Form S-8 as filed with the with the Securities and Exchange Commission on July 3, 2006.

(2)	Incorporated by reference to exhibit 10.1 in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006

(3)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-QSB for the quarter ended September 30, 2006.

(4)	The information required by this exhibit is incorporated from Note 2 of the Company’s Financial Statements included herein.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM– FEES” in the Proxy Statement, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2008	CHINO COMMERCIAL BANCORP

By: /s/Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

/s/Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dann H. Bowman	Director and President	March 25, 2008
Dann H. Bowman

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	March 25, 2008
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	March 25, 2008
H. H. Kindsvater	Director

/s/Linda Cooper	Director	March 25, 2008
Linda Cooper

/s/Pollyanna Franks	Director	March 25, 2008
Pollyanna Franks

/s/Richard Malooly	Director	March 25, 2008
Richard Malooly

/s/Richard Vanderpool	Director	March 25, 2008
Richard Vanderpool

/s/Thomas Woodbury	Director	March 25, 2008
Thomas Woodbury, D. O

/s/Jeanette Young	Director and Corporate	March 25, 2008
Jeanette Young	Secretary

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 25, 2008

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

March 25, 2008

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer

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

Date:	March 25, 2008	/s/ Dann H. Bowman
Dann H. Bowman, President and Chief Executive Officer

Date:	March 25, 2008	/s/ Sandra F. Pender
Sandra F. Pender, Senior Vice President and Chief Financial Officer