Form 10KSB/A
period 2007-12-31
Chino Commercial Bancorp
filed 2008-04-03
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California State of incorporation	20-4797048 I.R.S. Employer Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

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

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☑ No

EXPLANATORY NOTE

Chino Commercial Bancorp is filing this Amendment No. 1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 solely to furnish the exhibits to the Annual Report, which exhibits were inadvertently incorrectly transmitted in the initial filing and to include exhibits 21 and 23.1. The text of the Annual Report remains unchanged.

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