Form 10KSB/A
period 2007-12-31
Chino Commercial Bancorp
filed 2008-04-21
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-KSB/A Amendment No. 2 __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑  No

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

Transitional Small Business Disclosure Format (check one):  ☐ Yes  ☑  No

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, initially filed on March 31, 2008 (the "Original Filing"), is being filed for the purpose of correcting inaccuracies in certain boxes checked on the cover page, and certain errors in the accountants' consent which was filed as Exhibit 23.1 to Amendment No. 1 to the Original Filing, and modifying one Risk Factor relating to a concentration of deposits. Amendment No. 1 was filed solely to furnish certain exhibits which were inadvertently omitted from the Original Filing and to correct certain Edgar format issues relating to the exhibits to the Original Filing. While the remainder of the Original Filing is unchanged, we are re-filing the 10-KSB in its entirety to provide a complete and accurate presentation. Except as set forth above, this Amendment continues to speak as of the date of Original Filing, and we have not updated disclosures contained herein to reflect any events that have occurred thereafter.

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

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2007 and 2006, deposits from escrow companies represented 20.7% and 35.0% of the Company’s total deposits, respectively. Four escrow companies accounted for 17.3% of total deposits on December 31, 2007. Further, approximately 60.8% of all deposits from escrow companies at December 31, 2007, representing 14.0% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company. During 2007, the escrow industry suffered a downturn, due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time. The deposits from escrow companies in the Company decreased from $28.2 million at December 31, 2006 to $14.5 million at December 31, 2007, and total deposits decreased by $9.1 million during that same time period. A further reduction in escrow deposits could have an adverse effect on the Company's financial condition and earnings, although the decrease in the percentage of escrow deposits as a percentage of the total has reduced this future risk to some extent. See also Notes 10 and 16 to the consolidated financial statements in Item 7 herein.

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

47

Chino Commercial Bancorp
Statements of Changes in Stockholders' Equity
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2004	818,453	$5,318,830	$612,645	$(30,181)	$5,901,294
Comprehensive income:
Net income	- -	- -	885,173	- -	885,173
Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	(92,427)	(92,427)
Total comprehensive income					792,746
Balance at December 31, 2005	818,453	5,318,830	1,497,818	(122,608)	6,694,040
Comprehensive income:
Net income	- -	- -	1,009,555	- -	1,009,555
Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	45,692	45,692
Total comprehensive income					1,055,247
Exercise of stock options, including
tax benefit	16,000	210,142	- -	- -	210,142
Stock repurchased and retired	(26,239)	(522,284)	- -	- -	(522,284)
Stock based compensation	- -	16,296	- -	- -	16,296

Balance at December 31, 2006	808,214	5,022,984	2,507,373	(76,916)	7,453,441
Comprehensive income:
Net income	- -	- -	742,609	- -	742,609
Change in unrealized loss on
securities available for sale, net of tax	- -	- -	- -	73,056	73,056
Total comprehensive income					815,665
Exercise of stock options, including
tax benefit	6,946	94,118	- -	- -	94,118
Stock repurchased and retired (Note 22)	(110,882)	(2,477,640)	- -	- -	(2,477,640)
Balance at December 31, 2007	704,278	$2,639,462	$3,249,982	$(3,860)	$5,885,584

The accompanying notes are an integral part of these financial statements.

48

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

Dated: April 17, 2008	CHINO COMMERCIAL BANCORP

By: /s/Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

/s/Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dann H. Bowman	Director and President	April 17, 2008
Dann H. Bowman

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	April 17, 2008
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	April 17, 2008
H. H. Kindsvater	Director

/s/Linda Cooper	Director	April 17, 2008
Linda Cooper

	Director	April 17, 2008
Pollyanna Franks

/s/Richard Malooly	Director	April 17, 2008
Richard Malooly

	Director	April 17, 2008
Richard Vanderpool

	Director	April 17, 2008
Thomas Woodbury, D. O

/s/Jeanette Young	Director and Corporate	April 17, 2008
Jeanette Young	Secretary