Form 10-Q
period 2008-03-31
Chino Commercial Bancorp
filed 2008-05-14
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-Q __________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP (Exact name of registrant as specified in its charter) __________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, or non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

On May 7, 2008, there were 699,798 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1
CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$4,143,943	$3,487,933
Federal funds sold	230,000	7,440,000
Cash and cash equivalents	4,373,943	10,927,933

Interest-bearing deposits in banks	99,000	99,000

Investment securities available for sale	6,581,462	7,339,354
Investment securities held to maturity (fair value approximates
$3,766,000 at March 31, 2008 and $3,880,000 at December 31, 2007)	3,699,368	3,873,251
Total investments securities	10,280,830	11,311,605
Loans
Construction	2,548,039	2,606,750
Real estate	40,155,063	39,726,301
Commercial	9,930,892	10,062,969
Installment	641,562	790,535
Gross Loans	53,275,556	53,186,555
Unearned fees and discounts	(85,939)	(87,389)
Loans net of unearned fees and discounts	53,189,617	53,099,166
Allowance for loan losses	(1,029,860)	(725,211)
Net loans	52,159,757	52,373,955
Restricted stock	660,150	654,250
Fixed assets, net	2,042,317	2,085,203
Accrued interest receivable	272,607	326,990
Prepaid & other assets	2,290,179	2,268,909
Total assets	$72,178,783	$79,948,845

LIABILITIES:
Deposits
Non-interest bearing	$32,814,110	$42,270,696
Interest Bearing
NOW and money market	24,382,342	22,711,556
Savings	1,263,530	1,202,965
Time deposits less than $100,000	2,151,118	2,054,915
Time deposits of $100,000 or greater	2,070,185	2,156,778
Total deposits	62,681,285	70,396,910

Accrued interest payable	56,301	63,962
Other liabilities	499,061	509,389
Subordinated debentures	3,093,000	3,093,000
Total liabilities	66,329,647	74,063,261
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 699,798 shares and 704,278 shares at March 31,
2008 and December 31, 2007, respectively.	2,539,714	2,639,462
Retained earnings	3,266,760	3,249,982
Accumulated other comprehensive loss	42,662	(3,860)
Total equity	5,849,136	5,885,584
Total liabilities & stockholders' equity	$72,178,783	$79,948,845

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Quarter Ended March 31,
	2008	2007
Interest income
Investment securities and due from banks	$125,801	$191,235
Federal funds sold	24,991	116,830
Interest and fee income on loans	984,455	977,172
Total interest income	1,135,247	1,285,237
Interest expense
Deposits	199,615	159,696
Other borrowings	51,047	51,263
Total interest expense	250,662	210,959
Net interest income	884,585	1,074,278
Provision for loan losses	234,631	65,893
Net interest income after
provision for loan losses	649,954	1,008,385
Non-interest income
Service charges on deposit accounts	232,558	177,682
Other miscellaneous fee income	8,473	9,110
Dividend income from restricted stock	8,244	8,875
Income from bank owned life insurance	15,112	16,203
Total non-interest income	264,387	211,870
General and administrative expenses
Salaries and employee benefits	477,792	481,853
Occupancy and equipment	83,781	93,241
Data and item processing	76,558	66,590
Advertising and marketing	27,829	39,526
Legal and professional fees	45,312	57,161
Regulatory assessments	20,481	13,192
Insurance	8,228	6,358
Directors' fees and expenses	19,176	20,451
Other expenses	103,591	159,309
Total general & administrative expenses	862,748	937,681
Income before income tax expense	51,593	282,574
Income tax expense	10,122	104,791
Total income	$41,471	$177,783
Basic earnings per share	$0.06	$0.23
Diluted earnings per share	$0.05	$0.21

The accompanying notes are an integral part of these financial statements

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2006	808,214	$5,022,984	$2,507,373	$(76,916)	$7,453,441
Comprehensive income:
Net income			742,609		742,609
Change in unrealized loss on
securities available for sale, net of tax				73,056	73,056
Total comprehensive income					815,665

Exercise of stock options, including
tax benefit	6,946	94,118			94,118
Stock repurchased and retired	(110,882)	(2,477,640)			(2,477,640)
Balance at December 31, 2007 (audited)	704,278	2,639,462	3,249,982	(3,860)	5,885,584
Cumilative effect of adoption of EITF 06-4			(24,693)		(24,693)
	704,278	2,639,462	3,225,289	(3,860)	5,860,891
Comprehensive income:
Net income			41,471		41,471
Change in unrealized loss on
securities available for sale, net of tax				46,522	46,522
Total comprehensive income					87,993

Stock repurchased and retired	(4,480)	(99,748)			(99,748)
Balance at March 31, 2008 (unaudited)	699,798	$2,539,714	$3,266,760	$42,662	$5,849,136

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$41,471	$177,783
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	234,631	65,893
Depreciation and amortization	42,146	46,759
Amortization of premiums on investment securities	512	2,535
Amortization of deferred loan fees (costs)	(1,450)	(5,229)
Stock-based compensation expense	0	4,074
Loss on disposition of equipment	740	0
Net changes in:
Accrued interest receivable	54,383	82,599
Other assets	(53,598)	(58,992)
Accrued interest payable	(7,661)	3,802
Other liabilities	(35,021)	25,750
Net cash provided by operating activities	276,153	344,974

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Repayments and calls	836,765	1,867,217
Activity in held to maturity investment securities:
Repayments and calls	173,348	216,158
Net change in interest-bearing deposits in other banks	0	1,295,000
Purchase of stock investments, restricted	(5,900)	(6,100)
Loan originations and principal collections, net	(18,983)	164,573
Purchase of premises and equipment	0	(21,097)
Net cash provided by investing activities	985,230	3,515,751

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(7,715,625)	3,894,702
Proceeds from the exercise of stock options	0	13,340
Payments for stock repurchases	(99,748)	(1,917,761)
Net cash provided by (used in) financing activities	(7,815,373)	1,990,281
Net increase (decrease) in cash and cash equivalents	(6,553,990)	5,851,006

Cash and Cash Equivalents at Beginning of Period	10,927,933	14,976,391
Cash and Cash Equivalents at End of Period	$4,373,943	$20,827,397

Supplemental Information
Interest paid	$258,323	$207,157
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

CHINO COMMERCIAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated in March 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino, California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates two full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California. As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally-managed, independently-operated bank.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company booked a cumulative-effect adjustment of $24,693 to retained earnings in the first quarter of 2008. Beginning January 1, 2008, a monthly charge to expense of approximately $765 is made to recognize the liability for future benefits.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. At March 31, 2008 and 2007, 108,405 options were available for granting. At March 31, 2008 and 2007, 113,433 and 118,389 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2008 and 2007, there was no stock-based compensation to expense.

There were no options granted during the three months ended March 31, 2008 or 2007. The most recent grant of options occurred in 2003.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

			Earnings per share calculation
		For the three months ended March 31,

	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$41,471	701,818	$0.06	$177,783	774,917	$0.23

Effect of dilutive shares:
assumed exercise of
outstanding options		59,967	(0.01)		59,578	(0.02)

Diluted earnings per share	$41,471	761,785	$0.05	$177,783	834,495	$0.21

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2008 and December 31, 2007, the Company had $6.9 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2008 and December 31, 2007, the Company had $140,000 in unadvanced standby letters of credit.

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

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its subsidiary on a consolidated basis for the three months ended March 31, 2008 and 2007, and the financial condition of the Company as of March 31, 2008 and December 31, 2007.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2007 Annual Report on Form 10-KSB, as amended.

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s rules and regulations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of March 31, 2008.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at March 31, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at March 31, 2008 and December 31, 2007 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2008 was $41,471 compared with $177,783 for the quarter ended March 31, 2007, a decline of 76.7% . Basic and diluted earnings per share for the first quarter of 2008 were $0.06 and $0.05, compared to $0.23 and $0.21 for the first quarter of 2007. The Company’s annualized return on average equity was 2.82% and annualized return on average assets was 0.22% for the quarter ended March 31, 2008, compared to a return on equity of 10.53% and a return on assets of 0.82% for the quarter ended March 31, 2007. The primary reasons for the change in net income during the quarter of 2008 are as follows:

• Net interest income decreased 17.7% or $189,693 primarily due to the decline in interest-earning assets, resulting in a reduced Federal funds sales and a reduction in investment securities.
•    The Provision for loan losses increased to $234,631 during the first quarter of 2008, an increase of
     $168,738, as compared to the $65,893 for the three months ended March 31, 2007, in part due to the increase in nonperforming loans (see below) and also looking at a number of economic events occurring in and around the real estate industries.
•    Service charges on deposits increased by $54,876 or 30.9% during the first quarter of 2008 due to increased analysis charges and returned item charges.
•    Salaries and employee benefits expense decreased 0.8% or $4,061 during the first three months ended
     March 31, 2008, due to decrease in staff from 28 to 25 full-time equivalent employees offset by increased average compensation.
•    Advertising and marketing expenses decreased $11,697 to $27,829 due to a reduction of marketing campaigns performed during the first quarter of 2008 as compared to the first three months of 2007.

Financial Condition Summary

The Company’s total assets were $72.2 million at March 31, 2008, a decrease of $7.8 million, or 9.7% as compared to total assets of $79.9 million at December 31, 2007. The most significant changes in the Company’s balance sheet during the first quarter of 2008 are outlined below:

• Total non-interest bearing deposits decreased from $42.3 million on December 31, 2007 to $32.8 million for reporting period ended March 31, 2008, a 22.4% decrease in the first quarter. Non-interest bearing deposits held for real estate industry accounts declined from $22.0 million at March 31, 2007, to $13.7 million at December 31, 2007, to $7.9 million at March 31, 2008.
•    Total deposits decreased from $70.4 million on December 31, 2007 to $62.7 million on March 31, 2008, or an 11.0% decrease. Deposit balances decreased primarily in real estate industry related accounts, from
     30.1% of the total deposits at March 31, 2007, to 20.7% at December 31, 2007, and to 13.8% at March 31,
     2008.
•    The Company experienced a decrease in interest-earning assets of $8.2 million or 11.4% to $63.9 million in the first quarter of 2008, primarily in Federal funds sold.
•    Interest-bearing liabilities increased $1.7 million or 5.6% to $33.0 in the three months ended March 31,
     2008 as compared to December 31, 2007, primarily in money market demand deposits.
•    The Company’s Federal funds sold decreased to $0.2 million at March 31, 2008 as compared to December
     31, 2007 balance of $7.4 million.
•    Investment securities decreased $1.1 million to $10.3 million balance at March 31, 2008 due to payments from mortgage-backed securities and Federal agency maturities.
•    Nonperforming loans were $1.2 million or 2.19% of total loans at March 31, 2008 compared to zero at
     December 31, 2007. Non performing loans consist of two loans secured by real estate with collateral values sufficient to cover the debts and one unsecured loan. These nonperforming loans coupled with the recent down-grade of certain performing loans led Management to increase its allocation for loan losses.

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

Net Interest Income and Net Interest Margin

The tables below set forth certain information relating to the Company for the three months ended March 31, 2008 and 2007. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields. The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)
	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans, net of unearned fees[1]	$53,239	$984	7.43%	$51,026	$977	7.77%
Securities of U.S. government agencies	955	10	4.21%	4,044	41	4.11%
Mortgage-backed securities	8,576	98	4.60%	10,034	108	4.37%
Other securities	1,391	17	4.92%	1,433	16	4.53%
Federal funds sold/Due from time	3,015	26	3.47%	11,026	143	5.26%
Total interest-earning assets[5]	67,176	$1,135	6.80%	77,563	$1,285	6.72%
Non-interest earning assets	8,316			9,348
Total assets	$75,492			$86,911

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$23,970	$162	2.72%	$20,047	$117	2.37%
Savings	1,296	1	0.31%	1,051	1	0.39%
Time deposits < $100,000	2,147	18	3.37%	1,888	16	3.44%
Time deposits equal to or > $100,000	2,048	19	3.73%	2,876	26	3.67%
Federal funds purchased	10	0	0.00%	0	0	0.00%
Subordinated debenture	3,093	51	6.63%	3,093	51	6.69%
Total interest-bearing liabilities	32,564	$251	3.10%	28,955	$211	2.96%
Non-interest bearing deposits	36,353			50,313
Non-interest bearing liabilities	698			891
Stockholders' equity	5,877			6,752
Total liabilities and stockholders' equity	$75,492			$86,911

Net interest income		$884			$1,074

Net interest spread [2]			3.70%			3.76%
Net interest margin [3]			5.29%			5.62%

[1] Amortization of loan fees are included in the calculation of interest income. Loan fees were approximately $9,900 for the three months ended
March 31, 2008 as compared to $20,300 for the three months ended March 31, 2007. Loans are net of deferred fees and related direct costs.
[2] Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3] Represents net interest income as a percentage of average interest-earning assets.
[4] Average Yield/Rate is based upon actual days in reporting period and based on actual days in the reporting year.
[5] Non-accrual loans have been included in total loans for purposes of total earning assets.

The Company’s net interest margin was 5.29% for the three ended March 31, 2008 as compared to 5.62% for the three months ended March 31, 2007. The ratio of average net loans to total average assets increased to 70.5% for the three months ended March 31, 2008 from 58.7% for the same period in 2007. The yield on average earning assets increased from 6.72% to 6.80% or 8 basis points, for the quarter ended March 31, 2008 compared the first quarter of 2007. Conversely, the increase in the yield on interest-earning assets was offset by the increase in yield on interest-bearing liabilities which increased to 3.10% or 14 basis points for the quarter ended March 31, 2008 compared to the first quarter of 2007. Average interest bearing liabilities increased $3.6 million to $32.6 million at March 31, 2008 as compared to interest-bearing liabilities of $29.0 million at the end of the first quarter of 2007. This represents a 12.5% increase in interest-bearing liabilities which is primarily due to increased balances in money market demand accounts.

Interest income decreased $149,990 or 11.7% to $1,135,247 for the three months ended March 31, 2008 as compared with $1,285,237 for the three months ended March 31, 2007. As reflected in the rate/volume analysis, the primary reason for the decrease is attributed more to the impact by volume than rate changes. Volume (or the increase in average balances) resulted in a $91,000 decrease in interest income while the decreased interest rates resulted in a $59,000 decrease in interest income.

Average loans increased to $53.2 million for the three months ended March 31, 2008, compared to $51.0 million at March 31, 2007, and increased to 70.5% of total average assets from 58.7% of average assets for the periods ended March 31, 2007 and 2008, respectively. The average yield on loans decreased to 7.43% from 7.77% in the first quarter of 2008 and 2007, respectively. The growth in average loan balances increased 4.3% as did the interest and fee income for the first quarter of 2008 resulting in average loan balances of $53.2 million and increased interest income from loans of $7,000. While the increase in average loan balances increased income $42,000, the decrease in interest rates reduced interest income $35,000, resulting in a net increase in interest from loans of $7,000. The growth in the average loan balances is reflective of the loan demands created by the business opportunities in the Inland Empire area.

The average yield on the aggregate average balance of securities (U. S. Government agencies, mortgage-backed securities and other securities) increased to 4.64% for the three months ended March 31, 2008 and from 4.31% for the three months ended March 31, 2007. The average interest-earning aggregate balance of securities decreased to $4.6 million to $10.9 million for the three months ended March 31, 2008 from $15.5 million for the three months ended March 31, 2007.

The most significant decrease in interest income resulted from decreased funds available for investing in Federal funds sold and Due from banks time. A decrease of 72.7% in average Federal funds sold and Due from banks time resulted in a $82,000 decrease in interest income, while the reduction in the interest rate from 5.26% in the first quarter of 2007 to 3.47% in the same period of 2008 resulted in a $35,000 decrease in interest income. This decrease in Federal funds sold and Due from banks time resulted from the growth in the loan portfolio and reduction in deposit balances.

Interest expense increased $39,703 or 18.8% to $250,662 for the three months ended March 31, 2008 from $210,959 for the three months ended March 31, 2007. The reason for the increase is twofold: (1) the increased interest rate required to maintain deposit balances; and (2) the increase in the balance of interest-bearing deposits. Average interest-bearing deposits increased by $3.6 million to $29.5 million for the three months ended March 31, 2008 from $25.9 million for the same period of the prior year. The increase in average interest-bearing deposits was coupled with an increase of 14 basis points for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. To offset this rise, the Company continues to maintain a high ratio of average non-interest bearing deposits in comparison to average total deposits with a ratio of 55.2% for the three months ended March 31, 2008 as compared to 66.1% for the three months ended March 31, 2007.

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

	Rate Volume Analysis
	For the quarter ended
	March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	($ in thosands)
	Volume	Rate	Net
Interest-earnings assets
Net loans	$38	(31)	$7
Securities of U.S. government agencies	(33)	2	(31)
Mortgage-backed securities	(17)	7	(10)
Other securities	(0)	1	1
Federal funds sold/Due from time	(82)	(35)	(117)
Total interest-earning assets	(95)	(55)	(150)

Interest-bearing liabilities
Money market & NOW	25	20	45
Savings	0	(0)	0
Time deposits < $100,000	2	(0)	2
Time deposits equal to or > $100,000	(8)	1	(7)
Federal funds purchased	0	0	0
Subordinated debenture	0	0	0
Total interest-bearing liabilities	20	20	40
Change in net interest income	($115)	($75)	($190)

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves on a non-classified loans, and specific allowances for all classified loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The provision for loan losses was $234,631 for the three months ended March 31, 2008 as compared to $65,893 for the three months ended March 31, 2007. No principal losses have been reported as of March 31, 2008. The allowance for loan losses was $1,029,860 or 1.94% of gross loans receivable at March 31, 2008 as compared to $725,211 or 1.36% of gross loans receivable at December 31, 2007 and $681,701 or 1.32% of gross loans receivable at March 31, 2007. The Company made this significant provision to the Loan Loss Reserve during the first quarter of 2008, due to increased nonperforming loans, a recent downgrade of performing loans, and a number of economic events occurring in and around the real estate industry. Nonperforming loans were $1.2 million or 2.19% of total loans at March 31, 2008 compared to zero at December 31, 2007. Non performing loans consist of two loans secured by real estate with collateral values sufficient to cover the debts and one unsecured loan. Though the provision resulted in lower earnings during the first quarter, in the long run management believes that these conservative credit practices will benefit the Company in an ongoing basis.

The Company experienced no credit losses year-to-date, and received recoveries for those loans charged off in 2007. The Company has collected all charged-off credits recognized over the past seven years, resulting in no net credit losses. The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $264,631 for the three months ended March 31, 2008 as compared to $211,870 for the three months ended March 31, 2007. Total annualized non-interest income as a percentage of average assets increased to 1.6% from 1.1% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase of $52,517 or 24.8% in comparison to the three months ended March 31, 2007, was due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for three months
	ended March 31
	2008		2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Service charges on deposit accounts	$233	88.3%	$178	84.1%
Other miscellaneous fee income	8	3.0%	9	4.2%
Dividend income from restricted stock	8	3.0%	9	4.2%
Income from bank owned life insurance	15	5.7%	16	7.5%
Total non-interest income	$264	100.0%	$212	100.0%
As a percentage of average earning assets		1.6%		1.1%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $54,876 or 30.9% to $232,558 for the three months ended March 31, 2008. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of and balances in deposit accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2008 as compared to the three ended March 31, 2007:

	Non-Interest Expense
	For the Three Months Ended March 31
	2008		2007
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Salaries and employee benefits	$478	55.6%	$482	51.4%
Occupancy and equipment	84	9.7%	93	9.9%
Data and item processing	77	8.9%	67	7.1%
Advertising and marketing	28	3.2%	40	4.3%
Legal and other professional fees	45	5.2%	57	6.1%
Regulatory assessments	20	2.3%	13	1.4%
Insurance	8	0.9%	6	0.6%
Directors’ fees and expenses	19	2.2%	20	2.1%
Printing and supplies	14	1.6%	16	1.7%
Telephone	7	0.8%	7	0.7%
Deposit products and services	55	6.4%	53	5.7%
Reserve for undisbursed lines of credit	(25)	-2.9%	11	1.2%
Other expenses	53	6.1%	73	7.8%
Total non-interest expenses	$863	100.0%	$938	100.0%
Non-interest expense as a percentage
of average assets		4.6%		4.3%
Efficiency ratio		75.1%		72.9%

Although non-interest expenses decreased, total annualized non-interest expenses as a percentage of average assets increased to 4.6% from 4.3% for the three months ended March 31, 2008 as compared to three months ended March 31, 2007 due to the decline in average assets. The efficiency ratio increased in the most recent three-month period to 75.1% as compared to 72.9% for the same period in 2007 due mainly to the reduction of net interest income.

Non-interest expenses were $862,748 for the three months ended March 31, 2008 as compared to $937,681 for the three months ended March 31, 2007. The largest component of general and administrative expenses was salary and benefits expense of $477,792 for the first quarter of 2008 as compared to $481,853 for the three months ended March 31, 2007. The decrease in salaries and benefits expenses was reflective of a reduction in staff due to attrition. While salary expenses decreased, incentive compensation and employee benefit expenses increased. Other components of general and administrative expenses that affected the decrease were Advertising and Marketing expenses which decreased by $11,697 to $27,829 for the comparable three month period due to a reduction in marketing campaigns performed during the first quarter of 2008 as compared to the same period of 2007. Occupancy and equipment expenses decreased $9,460 to 83,781 due to reductions in depreciation expense and property taxes. The reserve for undisbursed lines of credit was reduced by $24,631 to better reflect the risks associated with undisbursed funds.

Provision for Income Taxes

The tax provision was $10,122 for the first quarter ended March 31, 2008, representing approximately 19.6% of pre-tax income for the first quarter. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits. Of the $51,593 pre-tax income the first quarter ended March 31, 2008, approximately $27,000 was tax exempt.

Financial Condition

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General

Total assets decreased from $79.9 million to $72.2 million or 9.7% between December 31, 2007 and March 31, 2008, due to a decrease in deposit balances related to a number of the Company’s customers that are engaged in real estate related activities. The Company has experienced deposit contraction as the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the three months ended March 31, 2008, the Company’s loan portfolio, net of unearned loan fees, increased by $90,451 to $53.2 million at March 31, 2008 as compared to $53.1 million at December 31, 2007. The Company experienced moderate increases in balances of Construction and Real Estate secured loans while experiencing nominal declines in Commercial and Installment loans. The largest loan category at March 31, 2008 was real estate loans, which consist of commercial and consumer real estate loans excluding construction loans, which constitute 75.4% of the loans portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral as an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2008 was commercial loans constituting 20.8% of the loan portfolio. The composition of the Company’s loan portfolio at March 31, 2008 and December 31, 2007 is set forth below:

	Distribution of Loans and Percentage Compositions
	March 31, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage

Construction	$2,548	4.8%	$2,607	4.9%
Real estate	40,155	75.4%	39,726	74.7%
Commercial	9,931	18.6%	10,063	18.9%
Installment	642	1.2%	791	1.5%
Gross loans	$53,276	100.0%	$53,187	100.0%

The weighted average yield on the loan portfolio as of March 31, 2008 was 7.43% and the weighted average contractual term of the loan portfolio is approximately five years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At March 31, 2008, approximately 59.0% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2008 and December 31, 2007, the Company had $6.9 million and $7.5 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At March 31, 2008 and December 31,

2007, the Company had $140,000 in unadvanced standby letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

Nonperforming Assets

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
Nonaccrual loans
Construction	$0	$0	$0
Real estate	0	0	0
Commercial	1,165	0	0
Installment	0	0	0

Total nonaccrual loans	1,165	0	0

Loans 90 days or more past due (as to
principal or interest) and still accruing:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due and still
accruing	0	0	0
Restructured loans	0	0	0
Total nonperforming loans	1,165	0	0
Other real estate owned	0	0	0

Total nonperforming assets	$1,165	$0	$0

Nonperforming loans as a percentage of total
loans	2.19%	n/a	n/a
Nonperforming assets as a percentage of total
loans and other real estate owned	2.19%	n/a	n/a
Allowance for loan losses to nonperforming
loans	113.11%	n/a	n/a
Allowance for loan losses	$1,030	$725	$682

At March 31, 2008 and December 31, 2007, the Company had no restructured loans, or OREO. The Company’s nonperforming assets at March 31, 2008 consisted of one unsecured commercial loan and two real estate collateralized loans on non-accrual status totaling $1.2 million, which was 2.19% of the total loans and 113.11% of the allowance for loan losses. Non performing loans consist of two loans secured by real estate with collateral values sufficient to cover the debts and one unsecured loan. These nonperforming loans, coupled with the recent downgrade of certain performing loans, and looking at a number of economic events occurring in and around the real estate industry, led Management to increase its allocation for loan losses. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,029,860 at March 31, 2008, $725,211 at December 31, 2007, and $681,808 at March 31, 2007.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level Management considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience of the Company’s Management, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

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

Because the Company has not experienced any credit losses, a historical migration analysis of the non-performing assets is not practical. Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.65% to 7.46% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.20% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

The process of providing for loan losses involves judgmental discretion, and eventually losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio but which have not yet been identified. The Company therefore attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

At March 31, 2008 and December 31, 2007, the allowance for loan losses was $1,029,860 and $725,211 respectively. The ratios of the allowance for loan losses to total loans at March 31, 2008 and December 31, 2007 were 1.93% and 1.36%, respectively.

The table below summarizes, as of and for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	For the Quarter		For the Year
	Ended March 31,		Ended December 31,
	2008	2007	2007
	($ in thousands)
Balances:
Average total loans
outstanding during period	$53,239	$51,026	$51,798
Total loans
outstanding at the end of the period	$53,276	$51,608	$53,187
Allowance for loan losses:
Balance at beginning of period	$725	$616	$616
Provision charged to expense	235	66	179
Charge-offs
Construction	0	0	0
Real estate	0	0	9
Commercial	0	0	61
Installment	0	0	0
Total charge-offs	0	0	70
Recoveries
Construction	0	0	0
Real estate	9	0	0
Commercial	61	0	0
Installment	0	0	0
Total recoveries	70	0	0
Net loan charge-offs or recoveries
(recoveries)	(70)	0	70
Balance	$1,030	$682	$725

Ratios:
Net loan charge-offs (recoveries) to average
total loans	-0.13%	n/a	0.14%
Provision for loan losses to average total loans
	0.44%	0.13%	0.35%
Allowance for loan losses to total loans at the
end of the period	1.93%	1.32%	1.36%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period
	-6.80%	n/a	9.66%
Net loan charge-offs (recoveries) to Provision
for loan losses	-29.79%	n/a	39.11%

While Management believes that the amount of the allowance at March 31, 2008 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2008 was $10.3 million having a tax equivalent yield of 4.83% . This compares to an investment portfolio of $11.2 million at December 31, 2007 having a 4.75% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2008 was mortgage-backed securities. At March 31, 2008, 47.5% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. Management does not anticipate purchasing additional investment securities until loan demand declines.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Mortgage-backed securities	$3,060	$3,105	$3,224	$3,212
Corporate bonds	198	211	208	218
Municipal	441	450	441	450
Total held to maturity	3,699	3,766	3,873	3,880

Available for sale:
Federal agency	502	502	997	997
Mortgage-backed	5332	5332	5605	5605
Municipal	748	748	737	737
Total available for sale	6,582	6,582	7,339	7,339
Total	$10,281	$10,348	$11,212	$11,219

There were no material changes since December 31, 2007 in the maturities or repricing of the investment securities.

Deposits

Total deposits decreased $7.7 million or 11.0% to $62.7 million at March 31, 2008 from $70.4 million at December 31, 2007 primarily due to the decrease in demand deposit balances, which decreased $9.5 million or 22.4% to $32.8 million at March 31, 2008 from $42.3 million at December 31, 2007. Money market demand and NOW deposits increased $1.7 million to $24.4 million at March 31, 2008 from $22.7 million at December 31, 2007. The ratio of non-interest bearing funds to total deposits was 52.4% at March 31, 2008 and 60.1% at December 31, 2007.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff of deposits from customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2008 and 2007 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous in the section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2008 and December 31, 2007, the Company had deposits from related parties representing 8.1% and 14.0% of total deposits of the Company, respectively. Further, at March 31, 2008 and December 31, 2007, deposits from escrow companies represented 13.8% and 20.7% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2008 and December 31, 2007, the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for

$800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $5.8 million at March 31, 2008 and $5.9 million at December 31, 2007. There was an overall decrease of $36,448 due to stock repurchases totaling $99,748 under the Company’s stock repurchase program. The total shares repurchased during the first quarter of 2008 were 9,948. Net income increased retained earnings by $41,471. A cumulative-effect adjustment to retained earnings for prior period postretirement benefits reduced equity by $24,693. The change in the unrealized loss on investment securities increased equity by $46,522 during the first quarter of 2008.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, unpledged investment securities available for sale, and cash surrender value of life insurance. At March 31, 2008, the Company’s liquid assets totaled approximately $12.6 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 17.5% . At December 31, 2007, the Company’s liquid assets totaled approximately $19.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 24.9% . Management anticipates that liquid assets and the liquidity level will continue to decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain 8% to 10% liquidity.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million each with both Union Bank of California and Pacific Coast Bankers’ Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”). In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $17.2 million at March 31, 2008.

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

As noted previously, the Company’s subordinated note represents $3.1 million borrowings from its unconsolidated subsidiary. This subordinated note currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 15.88% and 14.63%, respectively at March 31, 2008, as compared to 15.24% and 14.01%, respectively at December 31, 2007. At March 31, 2008 and December 31, 2007, the Bank’s Leverage Capital Ratios were 11.47% and 10.82%, respectively. As of March 31, 2008 and December 31, 2007, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2008, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 16.28% and 13.07%, respectively, and its Leverage Capital ratio was 10.26% .

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

		Risk Based Ratios
	(unaudited)	(audited)
	March 31,	December 31,	Minimum Requirement
	2008	2007	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	16.28%	15.72%	10.00%
Tier 1 capital to total risk-weighted assets	13.07%	12.67%	6.00%
Tier 1 leverage ratio	10.26%	9.78%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	15.88%	15.24%	10.00%
Tier 1 capital to total risk-weighted assets	14.63%	14.01%	6.00%
Tier 1 leverage ratio	11.47%	10.82%	5.00%

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At March 31, 2008, approximately 59.0% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 10.0% of all fixed rate loans at March 31, 2008 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of March 31, 2008, there has been no material change in interest rate risk since December 31, 2007.

Risk Management

Various types of risk are inherent in the business of banking. Federal regulators have adopted examination guidelines that scrutinize not only the Company’s level of risk, but also its ability to manage and control that risk. Regulators evaluate risks that affect capital, liquidity, and compliance to determine their potential effect on the safety and soundness of the Company. Certain risks may be covered by insurance coverage, but management must establish a risk management approach that addresses all areas of risk.

The Company has in place acceptable limits for each of the risks identified by the regulatory environment. The Company has defined the types of risk, and has mechanisms in place to manage, monitor and report these risks. Specifically, the Company focuses on various risk categories within each area of the Company. Those categories include: credit risk, interest rate risk, liquidity risk, market/strategic risk, transaction risk, and compliance risk.

Item 3. QUALITATIVE & QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 1A: Risk Factors - Not applicable

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

Since the commencement of the Stock Repurchase Program and through March 31, 2008 the Company has acquired and retired 141,601 of its shares at a weighted average price of $21.90 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the first quarter of 2008:

	January	February	March

Average per share price	$22.76	$22.12	$-
Number of shares purchased as part of publicly
announced plan or program	1,021	3,459	0
Cumulative shares repurchased under program	138,142	141,601	0
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$76,767	$252	$252

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

Dated: May 12, 2008	CHINO COMMERCIAL BACORP

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT (Section 302 Certification)

I, Dann H. Bowman, certify that:

1	.	I have reviewed this quarterly report on Form 10-Q of Chino Commercial Bancorp;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: May 12, 2008

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT

(Section 302 Certification)

I, Sandra F. Pender, certify that:

1	.	I have reviewed this quarterly report on Form 10-Q of Chino Commercial Bancorp;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: May 12, 2008

By: /s/ Sandra F. Pender Sandra F Pender Senior Vice President and Chief Financial Officer

Exhibit 32

CERTIFICATION OF PERIODIC FINANCIAL REPORT

Dann H. Bowman and Sandra F. Pender hereby certify as follows:

     1.     They are the President and Chief Executive Officer and the Chief Financial Officer, respectively, of Chino Commercial Bancorp.

     2.     The Form 10-Q of Chino Commercial Bancorp for the quarterly period ended March 31, 2008 complies with the requirements pf Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78(m) or 78(d)) and the information contained in the report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date: May 12, 2008

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer By: /s/ Sandra F. Pender Sandra F. Pender Senior Vice President and Chief Financial Officer