Form 10-Q
period 2008-06-30
Chino Commercial Bancorp
filed 2008-08-13
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

On August 4, 2008, there were 699,798 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1

CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$ 5,169,686	$ 3,487,933
Federal funds sold	4,360,000	7,440,000
Cash and cash equivalents	9,529,686	10,927,933

Interest-bearing deposits in other banks	99,000	99,000

Investment securities available for sale	5,594,612	7,339,354
Investment securities held to maturity (fair value approximates
$3,488,000 at June 30, 2008 and $3,880,000 at December 31, 2007)	3,485,424	3,873,251
Total investments	9,179,036	11,311,605
Loans
Construction	316,604	2,606,750
Real estate	41,057,739	39,726,301
Commercial	10,677,794	10,062,969
Installment	597,292	790,535
Gross loans	52,649,429	53,186,555
Unearned fees and discounts	(83,301)	(87,389)
Loans net of unearned fees and discount	52,566,128	53,099,166
Allowance for loan losses	(670,786)	(725,211)
Net loans	51,895,342	52,373,955

Accrued interest receivable	296,668	326,990
Restricted stock	666,350	654,250
Fixed assets, net	2,005,290	2,085,203
Prepaid & other assets	2,401,272	2,268,909
Total assets	$ 75,973,644	$ 79,948,845

LIABILITIES:
Deposits
Non-interest bearing	$ 37,721,424	$ 42,270,696
Interest Bearing
NOW and money market	22,048,872	22,711,556
Savings	1,114,807	1,202,965
Time deposits less than $100,000	2,430,769	2,054,915
Time deposits of $100,000 or greater	3,050,431	2,156,778
Total deposits	66,366,303	70,396,910

Accrued interest payable	58,224	63,962
Accrued expenses & other payables	507,025	509,389
Subordinated debentures	3,093,000	3,093,000
Total liabilities	70,024,552	74,063,261
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 699,798 shares and 704,278 shares at June 30, 2008
and December 31, 2007, respectively.	2,539,714	2,639,462
Retained earnings	3,413,164	3,249,982
Accumulated other comprehensive loss	(3,786)	(3,860)
Total equity	5,949,092	5,885,584
Total liabilities & stockholders' equity	$ 75,973,644	$ 79,948,845

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2008	2007	2008	2007
Interest income
Investment securities and due from banks	$ 112,298	$ 161,798	$ 238,098	$ 353,033
Interest on Federal funds sold	5,987	143,054	30,978	259,884
Interest and fee income on loans	999,910	1,025,614	1,984,365	2,002,785
Total interest income	1,118,195	1,330,466	2,253,441	2,615,702
Interest expense
Deposits	165,867	166,584	365,482	326,281
Interest on Federal funds purchased	889	0	973	0
Other borrowings	50,963	51,262	101,925	102,525
Total interest expense	217,719	217,846	468,380	428,806
Net interest income	900,476	1,112,620	1,785,061	2,186,896
Provision for loan losses	43,773	(5,249)	278,404	60,644
Net interest income after
provision for loan losses	856,703	1,117,869	1,506,657	2,126,252
Non-interest income
Service charges on deposit accounts	252,265	194,739	484,823	372,421
Other miscellaneous fee income	9,246	7,693	17,719	16,803
Dividend income from restricted stock	18,238	11,638	26,483	20,513
Income from bank owned life insurance	15,607	15,219	30,719	31,422
Total non-interest income	295,356	229,289	559,744	441,159
General and administrative expenses
Salaries and employee benefits	499,499	496,303	977,291	978,156
Occupancy and equipment	82,578	87,083	166,359	180,323
Data and item processing	82,390	85,142	165,066	158,106
Advertising and marketing	12,786	35,845	40,615	75,371
Legal and professional fees	50,309	51,103	95,621	108,159
Regulatory Assessments	20,817	33,914	41,298	47,210
Insurance	7,768	8,187	15,996	14,545
Directors' fees and expenses	19,125	19,800	38,301	40,250
Other expenses	147,277	166,013	244,751	318,948
Total general & administrative expenses	922,549	983,390	1,785,298	1,921,068
Income before income tax expense	229,510	363,768	281,103	646,343
Income tax expense	83,105	138,561	93,227	243,353
Total income	$ 146,405	$ 225,207	$ 187,876	$ 402,990
Basic earnings per share	$ 0.21	$ 0.31	$ 0.27	$ 0.54
Diluted earnings per share	$ 0.19	$ 0.29	$ 0.25	$ 0.50

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$ 187,876	$ 402,990
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	278,404	60,644
Depreciation and amortization	84,028	93,126
Amortization on investment securities (net)	(1,270)	(7,553)
Amortization of deferred loan costs, net	(4,088)	(22,551)
Stock-based compensation expense	0	8,149
Loss on disposition of equipment	740
Net changes in:
Accrued interest receivable	30,322	91,479
Other assets	(132,414)	(146,827)
Accrued interest payable	(5,738)	(4,194)
Other liabilities	(27,058)	18,980
Net cash provided by operating activities	410,802	494,243

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Purchases	0	0
Repayments and calls	1,745,155	3,394,059
Activity in held to maturity investment securities:
Repayments and calls	388,809	411,425
Net change in interest-bearing deposits in other banks	0	2,045,000
Purchase of stock investments, restricted	(12,100)	(15,750)
Loan originations and principal collections, net	204,297	2,183,589
Purchase of premises and equipment	(4,855)	(42,700)
Net cash provided by investing activities	2,321,306	7,975,623

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,030,607)	(3,893,648)
Proceeds from the exercise of stock options	(99,748)	48,777
Payments for stock repurchases	0	(2,211,653)
Net cash used in financing activities	(4,130,355)	(6,056,524)
Net increase in cash and cash equivalents	(1,398,247)	2,413,342

Cash andCash Equivalents at Beginning of Period	10,927,933	14,976,391
Cash andCash Equivalents at End of Period	$ 9,529,686	$ 17,389,733

Supplemental Information
Interest paid	$ 474,118	$ 433,000
Income taxes paid	$ 196,000	$ 298,000

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008

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

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino, California and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 became effective for the Company on January 1, 2008 and were to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company adopted EITF 06-4 and recorded a cumulative-effect adjustment of $24,693 to retained earnings in the first quarter of 2008. Beginning January 1, 2008, a monthly charge to expense of approximately $765 is made to recognize the liability for future benefits.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At June 30, 2008 and 2007, there were 108,405 options available for granting. At June 30, 2008 and 2007, there were 113,433 options outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

The most recent grant of options occurred in 2003. All compensation expense associated with those grants were fully expensed as of December 31, 2006.

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

The basic and diluted earnings per share are as follows:

	Earnings per share Calculation
	For the three months ended June 30,
	2008			2007
	Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 146,405	699,798	$ 0.21	$ 225,207	718,128	$ 0.31

Effect of dilutive shares:
assumed exercise of
outstanding options		55,890	(0.02)		60,467	(0.02)

Diluted earnings per share	$ 146,405	755,688	$ 0.19	$ 225,207	778,595	$ 0.29

	Earnings per share Calculation
	For the six months ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 187,876	701,010	$ 0.27	$ 402,990	746,500	$ 0.54

Effect of dilutive shares:
assumed exercise of
outstanding options		58,083	(0.02)		59,128	(0.04)

Diluted earnings per share	$ 187,876	759,093	$ 0.25	$ 402,990	805,628	$ 0.50

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2008 and December 31, 2007, the Company had $6.2 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. All of the Company’s outstanding loan commitments are supported by notes payable upon demand by the Company. Included in the total off-balance sheet commitments are unadvanced standby letters of credit. At June 30, 2008 and December 31, 2007, the Company had $128,000 and $140,000, respectively, in unadvanced standby letters of credit.

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

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and six months ended June 30, 2008 and 2007, and the financial condition of the Company as of June 30, 2008 and December 31, 2007.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2007 Annual Report on Form 10-KSB, as amended.

Forward Looking Information

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Company’s other reports filed with the SEC pursuant to the SEC’s rules and regulations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of June 30, 2008.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at June 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at June 30, 2008 and December 31, 2007 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2008 compared to second quarter 2007

Net income for the quarter ended June 30, 2008 was $146,405 compared with $225,207 for the quarter ended June 30, 2007, a decline of 35.0% . Basic and diluted earnings per share for the second quarter of 2008 were $0.21 and $0.19, respectively, compared to $0.31 and $0.29, respectively, for the second quarter of 2007. The Company’s annualized return on average equity was 10.03% and annualized return on average assets was 0.80% for the quarter ended June 30, 2008, compared to a return on average equity of 16.45% and a return on assets of 1.06% for same quarter in 2007. The primary reasons for the change in net income during the second quarter of 2008 are as follows:

•	The net interest margin declined from 5.86% to 5.54%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, net interest income decreased $212,144 or 19.1% during the three months ended June 30, 2008.
•	The provision for loan losses increased to $43,773 during the second quarter of 2008, an increase of
$49,022, as compared to a credit of $5,249 for the three months ended June 30, 2007, in part due to the increase in nonperforming loans (see below), and also looking at a number of economic events occurring in and around the real estate industries.
•	Service charge income increased by $57,526 or 29.5% for the second quarter due to increased analysis charges and returned item charges.
•	Advertising and marketing expenses decreased $23,059 to $12,786 for the three months ended June 30,
2008 due to a reduction of marketing campaigns performed during the second quarter of 2008.
•	Other expenses decreased $18,736, to $147,277 for the second quarter in 2008 compared to the same quarter in 2007. A major contributor to this decline was the reduction of approximately $11,000 in deposit products and services expense.

First half of 2008 compared to the first half of 2007

Net income for the six months ended June 30, 2008 was $187,876 compared with $402,990 for the first six months of 2007, a decline of 53.4% . Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.27 and $0.25, respectively, compared to $0.54 and $0.50, respectively, for the same period in 2007. Annualized return on average equity was 6.42% and a return on assets of 0.50%, compared to a return on equity of 13.24% and a return on assets of 0.94% for the same period in 2007. The primary reasons for the change in net income during the first half of 2008 are as follows:

•	The net interest margin declined from 5.74% to 5.41%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, net interest income decreased $401,835 or 18.4% during the first half of 2008.
•	The Provisions for Loan Losses increased $217,760 or 359.1% for the six months ended June 30, 2008. The
Company increased its loan loss provision for the first half of 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in nonperforming loans (see below).
•	Service charge income increased by $112,402 or 30.2% for the first half of 2008, due to an increase volume subject to analysis charges and returned item charges.
•	For the six months ended June 30, 2008 salaries and benefits decreased $865 or 0.1% as compared with the first half of 2007. This was due to a decrease in staff from 28 to 26 full-time equivalent employees which was accomplished through attrition.
•	Advertising and Marketing expenses decreased $34,756 to $40,615 for the six months ended June 30, 2008 due to decreased marketing campaigns performed during the first half of 2008.
•	Legal and professional fees decreased $12,538 to $95,621 for the first half of 2008 due to additional costs incurred in 2007 for the share repurchase plan that were not repeated in 2008.
•	Other expenses decreased from $318,948 in the first half of 2007 to $244,751 for the first half of 2008. The major portion of the decrease is attributed to the reserve for off balance sheet items, which was reduced approximately $45,000 for the six months ended June 30, 2008.

.

Financial Condition Summary

The Company’s total assets were $76.0 million at June 30, 2008, a decline of $3.9 million, or 5.0% as compared to total assets of $79.9 million at December 31, 2007. The most significant changes in the Company’s balance sheet during the six months ended June 30, 2008 are outlined below:

•	Total assets declined from $79.9 million to $76.0 million or 5.0% between December 31, 2007 and June
30, 2008, resulting from decreased investment securities and Federal funds sold. Increased funding for investment securities and Federal funds sold were not available due to reduced deposit balances of a number of the Company’s customers who are engaged in real estate related industries.
•	Total non-interest bearing deposits decreased from $42.3 million at December 31, 2007 to $37.7 million for reporting period ended June 30, 2008, a 10.8% decrease. Total deposits decreased from $70.4 million at
December 31, 2007 to $66.4 million at June 30, 2008, or a 5.7% reduction. Deposit balances declined primarily in the real estate industry related accounts.
•	The Company experienced a decrease in interest-earning assets of $5.7 million or 8.0% to $66.2 million in the first half of 2008. Federal funds sold and Investment securities decreased $3.1 million and $2.1 million, respectively, in the first half of 2008. No new investment securities have been added in 2008, and the decreases were caused by maturities and principal payments from investments in Agency Mortgage-backed securities.
•	Interest-bearing liabilities increased $0.5 million or 1.8% to $28.6 in the six months ended June 30, 2008 as compared to December 31, 2007. The stability in interest-bearing deposits is the result of the Company’s emphasis to attract new customers.
•	Loan demand has remained relatively stable; however, gross loans decreased $0.5 million, or 1.0% to $52.6 million at June 30, 2008, while undisbursed commitments decreased $1.4 million to $6.2 million at June
30, 2008.
•	Nonperforming loans were $1.2 million or 2.35% of total loans at June 30, 2008 compared to zero at
December 31, 2007. Non performing loans consist of one construction loan and one commercial loan secured by real estate with collateral values expected to be sufficient to cover the debts. These nonperforming loans coupled with the recent down-grade of certain performing loans led Management to increase its allocation for loan losses during the first half of 2008.

Earnings Performance

The Company earns income from two primary sources: The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities; the second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to the Bank’s customers.

Net Interest Income and Net Interest Margin

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2008 and 2007. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The tables reflect the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans[1]	$ 54,224	$ 1,000	7.42%	$ 50,506	$ 1,026	8.14%
U.S. government agencies securities	401	4	4.46%	3,178	32	4.08%
Mortgage-backed securities	8,082	91	4.54%	9,322	101	4.33%
Other securities & Due from banks time	1,481	17	4.52%	2,221	29	5.20%
Federal funds sold	1,223	6	1.97%	10,990	143	5.22%
Total interest-earning assets	65,411	$ 1,118	6.88%	76,217	$ 1,331	7.00%
Non-interest earning assets	8,130			9,099
Total assets	$ 73,541			$ 85,316

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 22,140	$ 132	2.40%	$ 22,046	$ 127	2.32%
Savings	1,153	1	0.25%	1,088	1	0.26%
Time deposits < $100,000	2,299	17	2.98%	1,862	14	2.95%
Time deposits equal to or > $100,000	2,025	16	3.14%	2,664	25	3.71%
Federal funds purchased	111	1	3.23%	0	0	0.00%
Subordinated debenture	3,093	51	6.63%	3,093	51	6.65%
Total interest-bearing liabilities	30,821	$ 218	2.84%	30,753	$ 218	2.84%
Non-interest bearing deposits	36,242			48,830
Non-interest bearing liabilities	637			258
Stockholders' equity	5,841			5,475
Total liabilities & stockholders' equity	$ 73,541			$ 85,316

Net interest income		$ 900			$ 1,113

Net interest spread [2]			4.03%			4.16%
Net interest margin [3]			5.54%			5.86%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $14,000 for the three months ended June 30, 2008 as compared to $67,000 for the three months ended June 30, 2007.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

The Company’s net interest income for the second quarter of 2008 was $900,476 compared to $1,112,620 in the second quarter of 2007, a decrease of $212,144, or 19.1% . The net interest margin was 5.54% for the three months ended June 30, 2008 as compared to 5.86% for the same period in 2007. Average loans increased $3.8 million or 7.5% for the second quarter of 2008 compared with the same period of 2007. Loan income decreased approximately $26,000. The increase in average loans resulted in approximately $75,000 increase in interest income from loans, while the decrease in interest rate resulted in approximately $101,000 decrease in income. Income from investment securities and due from banks for the quarter ended June 30, 2008 decreased by approximately $50,000 in comparison to the quarter ended June 30, 2007. The primary impact for the decline was due to the decrease in the average balance of investment securities and due from banks of approximately $4.8 million or 34.1% . Average Federal funds sold decreased $9.8 million or 88.9% in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. This caused a reduction of interest income from Federal funds sold for the second quarter of 2008 of $137,067, or 95.8% from $142,054 earned in the quarter ended June 30, 2007. This is a direct result of the reduction in deposit account balances compounded by the lowering of Fed fund rates by the

Federal Reserve Board. The average yield for Federal Funds Sold went from 5.22% for the 3 months ended June 30, 2007 to 1.97% for the same period in 2008.

Average interest bearing liabilities decreased approximately $78,000 in the second quarter of 2008 as compared to the second quarter of 2007. The Company also experienced continued migration of deposits to higher yielding accounts resulting in increases in Money market and Time account balances. The decrease in average interest bearing deposits resulted in approximately a $3,000 decrease in interest expense while the increase in interest rates on deposits increased interest expense by approximately $3,000 for second quarter of 2008 as compared to the second quarter of 2007. While loan rates decreased, deposit rates remained relatively unchanged as a result of competitive pressures on deposit interest rates

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans[1]	$ 53,775	$ 1,984	7.42%	$ 50,835	$ 2,003	7.94%
U.S. government agencies securities	678	15	4.42%	3,609	73	4.07%
Mortgage-backed securities	8,352	190	4.56%	9,615	209	4.38%
Other securities & Due from banks time	1,486	34	4.55%	2,814	71	5.11%
Federal funds sold	2,056	31	3.03%	10,000	260	5.24%
Total interest-earning assets	66,347	$ 2,254	6.83%	76,873	$ 2,616	6.86%
Non-interest earning assets	8,169			9,207
Total assets	$ 74,516			$ 86,080

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 23,055	$ 294	2.56%	$ 21,052	$ 245	2.34%
Savings	1,225	2	0.25%	1,069	2	0.31%
Time deposits < $100,000	2,223	35	3.17%	1,875	29	3.17%
Time deposits equal to or > $100,000	2,036	35	3.48%	2,769	50	3.68%
Federal funds purchased	61	1	3.23%	0	0	0.00%
Subordinated debenture	3,093	102	6.63%	3,093	103	6.68%
Total interest-bearing liabilities	31,693	$ 469	2.97%	29,858	$ 429	2.90%
Non-interest bearing deposits	36,298			49,621
Non-interest bearing liabilities	674			515
Stockholders' equity	5,851			6,086
Total liabilities & stockholders' equity	$ 74,516			$ 86,080

Net interest income		$ 1,785			$ 2,187

Net interest spread [2]			3.86%			3.97%
Net interest margin [3]			5.41%			5.74%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $23,000 for the six months ended June 30, 2008 as compared to $87,000 for the six months ended June 30, 2007. Loans are net of deferred fees and related direct costs.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Net interest income for the first half of 2008 was $1,785,061 compared to $2,186,896 in the first half of 2007, a decrease of $401,835, or 18.4% . Interest income decreased $362,261 or 13.8% in the first half of 2008 compared to the same period of 2007, while interest expense increased $39,574 or 9.2% . Interest and fee income from loans decreased during the first half of 2008 to $1,984,365, or 0.9% from $2,002,785 for the same period in 2007 primarily due to rate decreases. Due to the reduction of average deposits and the drop in interest rates, Federal funds sold, Due from banks time, and Investment securities average balances declined as did income from those balances. Interest income from Investment securities and Due from banks time decreased $114,935 or 32.6% to $238,098 for the first half of 2008 compared to the first half of 2007. Interest income from Federal funds sold decreased to $30,978 for the six months ended June 30, 2008 from $259,884 for the same period in 2007.

Interest expense on deposits increased $39,201, or 12.0% to $365,482 for the first half of 2008 compared to the first half of 2007. Average interest bearing deposits to average total deposits increased from 35.0% for the first half of 2007 to 43.8% for the same period in 2008 as deposits continue to migrate to higher yielding accounts. The Company’s net interest margin was 5.42% for the six ended June 30, 2008 as compared to 5.75% for the six months ended June 30, 2007.

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

	For the quarter ended			For the six months ended
	June 30,			June 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thosands)			($ in thosands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Loans	$75	($101)	($26)	$60	($79)	($19)
Securities of U.S. government agencies	(30)	2	(28)	(6)	(52)	(58)
Mortgage-backed securities	(13)	3	(10)	(8)	(11)	(19)
Other securities & Due from banks time	(9)	(3)	(12)	(1)	(36)	(37)
Federal funds sold	(81)	(56)	(137)	(1)	(228)	(229)
Total interest-earning assets	(59)	(154)	(213)	45	(407)	(362)

Interest-bearing liabilities
Money market & NOW	1	4	5	(0)	49	49
Savings	0	(0)	0	0	(0)	0
Time deposits < $100,000	3	(0)	3	(0)	6	6
Time deposits equal to or > $100,000	(5)	(4)	(9)	(1)	(14)	(15)
Federal funds purchased	0	1	1	0	1	1
Subordinated debenture	0	0	0	0	(1)	(1)
Total interest-bearing liabilities	(1)	1	0	(1)	41	40
Change in net interest income	($58)	($155)	($213)	$46	($448)	($402)

As shown above, the interest income was negatively impacted by the reduction in average interest earning assets which reduced interest income by approximately $59,000 in the second quarter of 2008 relative to the second quarter of 2007. Although the Company experienced $3.7 million, or 7.4% growth in average loans, investment securities and federal funds sold declined $14.5 million, or 56.5%, in the second quarter of 2008 compared to the second quarter of 2007. Interest bearing liabilities remained relatively unchanged; however, non-interest bearing deposits declined $12.6 million, or 25.8% directly affecting funds available for investment.

Interest rate decreases negatively impacted income from average earning assets by approximately $154,000 in the quarter ended June 30, 2008 compared to the same quarter in 2007. The average yield on loans declined from 8.14% for the quarter ended June 30, 2007 to 7.42% for the quarter ended June 30, 2008. Overnight Federal funds sold decreased from an average yield of 5.22% to 1.97% for the same periods. The net interest margin declined from 5.86% to 5.54%, due principally to a drop in the average balance of non-interest bearing demand deposits and competitive pressures on deposit interest rates. As a result, net interest income decreased $401,835 or 18.4% during the first half of 2008, compared to the same period in 2007.

In the first half of 2008, pure volume variances contributed approximately $45,000 to net interest income in the first half of 2008 relative to the first half of 2007. The positive volume variance is the result of growth in the average loan portfolio, as evidenced in the average balances and income reported above. Loan volume contributed approximately $59,000 to net interest income, while declining average balances in investment securities and federal funds sold negatively impacted income approximately $16,000 comparing the first half of 2008 to the same period in 2007.

Interest rate decreases negatively impacted all interest earning assets, resulting in a decrease of approximately $406,000 comparing the six months ended June 30, 2008 to the same period in 2007. The most significant decrease was in Federal funds sold, which negatively affected net interest income by approximately $228,000. The average yield on Federal funds sold was 5.24% for the first half of 2007 compared to 3.03% for the same period in 2008. The overall rate increase for interest bearing liabilities negatively impacted the interest expense by approximately $41,000 for the half of 2008 relative to the first half of 2007. While average interest earning assets experienced a reduction in yield, average interest bearing liabilities experienced an increase in the yield from 2.90% for the period ended June 30, 2007, compared to 2.97% average yield for the same period in 2008. The net interest margin declined from 5.74% to 5.41%, for the first half of 2008 versus 2007 due principally to a drop in the average balance of non-interest bearing demand deposits and competitive pressures on deposit interest rates. As a result, net interest income decreased $401,835 or 18.4% during the first half of 2008.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves on a non-classified loans, and specific allowances for individual classified loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The Company provided $278,404 to the reserve for loan losses during the first half of 2008, a 359.1% increase over the same period during 2007. The Company made this significant provision to the Loan Loss Reserve during the first half of 2008, due to increased nonperforming loans, net charge-offs of $332,000, a recent downgrade of performing loans, and a number of economic events occurring in and around the real estate industry. Nonperforming loans were $1.2 million or 2.19% of total loans at June 30, 2008 compared to zero at December 31, 2007. Non performing loans consist of one construction loan and one commercial loan secured by real estate with collateral values sufficient to cover the debts. Though the provision resulted in lower earnings during the first half, in the long run management believes that these conservative credit practices will benefit the Company on an ongoing basis.

The Company has collected all charged-off credits recognized over the past seven years, and continues to pursue recovery of the loans charged off during the second quarter of this year. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $295,356 for the three months ended June 30, 2008 as compared to $229,289 for the three months ended June 30, 2007, a 28.8% increase. For the first half of 2008, non-interest income increased 26.9% to

$559,744 compared to $441,159 for the same period in 2007. Total annualized non-interest income as a percentage of average earning assets increased to 1.8% and 1.7% for the three and six months ended June 30, 2008, respectively, compared to 1.2% and 1.1% for the three and six months ended June 30, 2007. The increases were due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for the three months				Non-Interest Income for the six months
	ended June 30,				ended June 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$ 252	85.4%	$ 195	84.9%	$ 485	86.6%	$ 372	84.5%
Other miscellaneous
fee income	9	3.1%	8	3.4%	18	3.2%	17	3.8%
Dividend income
from restricted stock	18	6.2%	11	5.1%	26	4.7%	21	4.6%
Income from bank
owned life insurance	16	5.3%	15	6.6%	31	5.5%	31	7.1%
Total non-interest
income	$ 295	100.0%	$ 229	100.0%	$ 560	100.0%	$ 441	100.0%
As a percentage of
average earning assets		1.8%		1.2%		1.7%		1.1%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $57,526 or 29.5% to $252,265 for the three months ended June 30, 2008 and increased $112,402 or 30.2% to $484,823 for the six months period ended June 30, 2008. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007:

	Non-Interest Expense for the three months				Non-Interest Expense for the six months
	ended June 30,				ended June 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$ 499	53.9%	$ 496	50.5%	$ 977	54.7%	$ 978	50.9%
Occupancy and equipment	83	9.0%	87	8.9%	166	9.3%	180	9.4%
Data and item processing	82	8.9%	85	8.6%	165	9.2%	158	8.2%
Deposit products and services	57	6.2%	68	6.9%	112	6.3%	121	6.3%
Legal and other professional fees	50	5.4%	51	5.2%	96	5.4%	108	5.6%
Regulatory assessments	21	2.3%	34	3.5%	41	2.3%	47	2.4%
Advertising and marketing	13	1.4%	36	3.7%	41	2.3%	75	3.9%
Directors’ fees and expenses	19	2.1%	20	2.0%	38	2.1%	40	2.1%
Printing and supplies	14	1.5%	16	1.6%	28	1.6%	32	1.7%
Telephone	7	0.8%	8	0.8%	14	0.8%	15	0.8%
Insurance	8	0.9%	8	0.8%	16	0.9%	15	0.8%
Reserve for undisbursed lines of
credit	(4)	-0.4%	0	0.0%	(28)	-1.6%	17	0.9%
Other expenses	74	8.0%	74	7.5%	119	6.7%	135	7.0%
Total non-interest expenses	$ 923	100.0%	$ 983	100.0%	$ 1,785	100.0%	$ 1,921	100.0%
Non-interest expense as a
percentage of average earning
assets		5.6%		5.2%		5.4%		5.0%
Efficiency ratio		80.1%		73.0%		86.4%		74.8%

Although non-interest expenses decreased, total annualized non-interest expenses as a percentage of average assets increased due to the decline in average earning assets. Total annualized non-interest expenses as a percentage of average earning assets increased to 5.6% from 5.2% for the three months ended June 30, 2008 as compared to three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, these percentages were 5.4% and 5.0%, respectively. The efficiency ratio increased from 73.0% and 74.8%, respectively, for the three and six months ended June 30, 2007 to 80.1% and 86.4%, respectively, for the same periods in 2008 due mainly to the reduction of net interest income.

Non-interest expenses were $922,549 for the three months ended June 30, 2008 as compared to $983,390 for the three months ended June 30, 2007, a 6.2% decrease. Non-interest expenses decreased $135,770 or 7.1% to $1,785,298 for the first half of 2008 compared to the same period in 2007. The largest component of general and administrative expenses was salary and benefits expense of $499,499 for the second quarter and $977,291 for the first half of 2008 compared to $496,303 and $978,156 for the same periods in 2007, representing 0.6% increase and 0.1% decrease, respectively.

Other components of general and administrative expenses that affected the decrease were Advertising and Marketing expenses which decreased by $23,059, a 64.3% for the comparable three month and $34,756, or 46.1% for the comparable six month periods due to a reduction in marketing campaigns performed during the first half of 2008 as compared to the same period of 2007. Occupancy and equipment expenses decreased $4,505 and $13,964, respectively for the three and six-month periods ended June 30, 2008 due to reductions in depreciation expense and property taxes. Legal and other professional fees decreased 1.6% and 11.6% or $794 and $12,538, respectively, during the three and six months ended June 30, 2008 compared to the same periods in 2007, due to additional costs incurred in 2007 in the purchase of shares from stockholders that did not repeat in 2008.

Provision for Income Taxes

The tax provision was $83,105 and $93,227 for the second quarter and the six months ended June 30, 2008, respectively, representing approximately 36.2% and 33.17% of pre-tax income for the second quarter and six months ended June 30, 2008, respectively. In comparison, the tax provision was $138,561 and $243,352 for the second quarter and the six months ended June 30, 2007, respectively, representing approximately 38% of pre-tax income for both periods. Of the $281,103 in pre-tax income for the six months ended June 30, 2008, approximately $55,000 was tax-exempt income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General

Total assets declined from $79.9 million to $76.0 million or 5.0% between December 31, 2007 and June 30, 2008, resulting from a contraction in deposit balances related to a number of the Company’s customers that are engaged in real estate related activities. The Company has experienced deposit contraction as the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the six months ended June 30, 2008, the Company’s loan portfolio, net of unearned loan fees, decreased by $533,038 to $52.6 million at June 30, 2008 as compared to $53.1 million at December 31, 2007. The Company experienced declines in construction and installment loans, while experiencing increases in real estate secured and commercial loans. The largest loan category at June 30, 2008 was real estate loans, which consist of commercial, agriculture, and consumer real estate loans excluding construction loans. This constitutes 78.0% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at June 30, 2008 was commercial loans constituting 20.3% of the loan portfolio. The composition of the Company’s loan portfolio at June 30, 2008 and December 31, 2007 is set forth below:

	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage

Construction	$ 316	0.6%	$ 2,607	4.9%
Real estate	41,058	78.0%	39,726	74.7%
Commercial	10,678	20.3%	10,063	18.9%
Installment	597	1.1%	791	1.5%
Gross loans	$ 52,649	100.0%	$ 53,187	100.0%

The weighted average yield on the loan portfolio for the six months and quarter ended June 30, 2008 was 7.43% and the weighted average contractual term of the loan portfolio is approximately six years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At June 30, 2008 approximately 60.3% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2008 and December 31, 2007, the Company had $6.2 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand of the Company. These commitments represent a credit risk to the Company. At June 30, 2008 and at

December 31, 2007, the Company had $128,000 and $140,000, respectively, in unadvanced letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

The following table presents comparative data for the Company’s nonperforming assets:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ 726	$ -	$ -
Real estate	0	0	0
Commercial	511	0	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	1,237	0	0

LOANS 90 DAYS OR MOREPAST DUE& STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0
TOTAL NONPERFORMING LOANS	1,237	0	0
Other real estate owned	0	0	0

TOTAL NONPERFORMING ASSETS	$ 1,237	$ -	$ -

Nonperforming loans as a percentage of total loans [3]	2.35%	n/a	n/a
Nonperforming assets as a percentage of total loans and other real estate owned	2.35%	n/a	n/a
Allowance for loan losses to nonperforming loans	54.23%	n/a	n/a
Allowance for loan losses	$ 671	$ 725	$ 676

1Additional interest income of approximately $32,900 would have been recorded for the sixmonths ended Juner 30, 2008 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period

2Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

3Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

At June 30, 2008 and December 31, 2007, the Company had no loans 90 days or more past due and still accruing, no restructured loans or OREO. The Company’s nonperforming assets at June 30, 2008 consisted entirely of two loans on non-accrual status. Nonperforming assets at June 30, 2008 totaled $1.2 million, or 2.35% of the total loans compared to zero at December 31, 2007. The allowance for loan losses to nonperforming loans was 54.23% . Non performing loans at June 30, 2008 consisted of one construction loan and one commercial loan, both of which were secured by real estate with collateral values expected to be sufficient to cover the debts.

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

Because the Company has not experienced significant credit losses, a historical migration analysis of the non-performing assets is not practical. Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.35% to 2.00% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.67% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

The table below summarizes, as of and for the three and six months ended June 30, 2008 and 2007 and the year ended December 31, 2007, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

		Allowance for Loan Losses

	For the Quarter Ended		For the Six-Month Period Ended		For the Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007
			($ in thousands)
Balances:
Average total loans
outstanding during period	$ 54,224	$ 50,506	$ 53,775	$ 50,835	$ 51,798
Total loans outstanding
at end of the period	$ 52,649	$ 49,590	$ 52,649	$ 49,590	$ 53,187
Allowance for loan losses:
Balance at the beginning of period	$ 1,030	$ 682	$ 725	$ 616	$ 616
Provision charged to expense	43	(6)	278	60	179
Charge-offs
Construction loans	206	0	206	0	0
Commercial loans	196	0	196	0	61
Commercial real estate loans	0	0	0	0	9
Installment loans	0	0	0	0	0
Total	402	0	402	0	70
Recovrries
Construction loans	0	0	0	0	0
Commercial loans	0	0	61	0	0
Commercial real estate loans	0	0	9	0	0
Installment loans	0	0	0	0	0
Total	0	0	70	0	0
Net loan chage-offs
(recoveries)	402	0	332	0	70
Balance	$ 671	$ 676	$ 671	$ 676	$ 725

Ratios:
Net loan charge-offs to average total loans	0.74%	0.00%	0.62%	0.00%	0.14%
Provision for loan losses to average total
loans	0.08%	-0.01%	0.52%	0.12%	0.35%
Allowance for loan losses to total loans at
the end of the period	1.27%	1.36%	1.27%	1.36%	1.36%
Net loan charge-offs (recoveries) to
allowance for loan losses at the end of the
period	60.06%	0.00%	49.62%	0.00%	9.66%
Net loan charge-offs (recoveries) to
Provision for loan losses	920.31%	0.00%	119.55%	0.00%	39.11%

At June 30, 2008 and December 31, 2007, the allowance for loan losses was $670,786 and $725,211 respectively. The ratios of the allowance for loan losses to total loans at June 30, 2008 and December 31, 2007 were 1.27% and 1.36%, respectively. During the first quarter of 2008, the Company recovered $70,018 from loans charged off in 2007. During the second quarter, one unsecured commercial loan was fully charged off and a construction loan was partially charged off for a total of $402,847. These nonperforming loans, coupled with the recent down-grade of certain performing loans, and looking at a number of economic events occurring in and around the real estate industry, led Management to increase its provision for loan losses.

While Management believes that the amount of the allowance at June 30, 2008 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The Company has not purchased securities during 2008, using funds from maturities and principal payments for securities for investment in the overnight market and higher-yielding loans to its customers. The market value of the Company’s investment portfolio at June 30, 2008 was $9.1 million, having a yield of 4.81% . This compares to an investment portfolio of $11.2 million at December 31, 2007, having a 4.75% tax equivalent yield. The primary category of investments in the portfolio at June 30, 2008 was mortgage-backed securities. At June 30, 2008, 47.5% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. Management does not anticipate purchasing additional investment securities until loan demand declines.

The table below summarizes the carrying value and market value and distribution of the Company’s investment securities at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		($ in thousands)
Held to maturity:
Mortgage-backed securities	$ 2,847	$ 2,844	$ 3,224	$ 3,212
Corporate bonds	198	205	208	218
Municipal	440	439	441	450
Total held to maturity	3,485	3,488	3,873	3,880

Available for sale:
Municipal	733	733	997	997
Federal agency	0	0	5,605	5,605
Mortgage-backed	4,862	4,861	737	737
Total available for sale	5,595	5,594	7,339	7,339
Total	$ 9,080	$ 9,082	$ 11,212	$ 11,219

There were no material changes since December 31, 2007 in the maturities or repricing of the investment securities.

Deposits

The Company has experienced a reduction in deposit balances, mainly from its customers in the real estate and related industries. Total deposits decreased $4.0 million or 5.7% to $66.4 million at June 30, 2008 from $70.4 million at December 31, 2007 primarily due to the decrease in demand deposit balances, which decreased $4.5 million or 10.8% to $37.7 million at June 30, 2008 from $42.3 million at December 31, 2007. Money market demand and NOW deposits declined slightly by $0.7 million to $22.0 million at June 30, 2008 from $22.7 million at December 31, 2007. The ratio of non-interest bearing funds to total deposits was 56.8% at June 30, 2008 and 60.1% at December 31, 2007.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff from customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended June 30, 2008 and 2007 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At June 30, 2008 and December 31, 2007, the Company had deposits from related parties representing $5.1 million, or 7.6% of total deposits and $9.9 million, or 14.0% of total deposits of the Company, respectively. Further, at June 30, 2008 and December 31, 2007, deposits from escrow companies represented 14.8% and 20.7% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2008 and December 31, 2007, the Company had no Federal Home Loan Bank (“FHLB”) advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2008, the Company’s liquid assets totaled approximately $15.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 20.0% . At December 31, 2007, the Company’s liquid assets totaled approximately $18.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.0% . Management anticipates that liquid assets and the liquidity level will continue to decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million each with both Union Bank of California and Pacific Coast Bankers’ Bank. The Bank is a member of the FHLB. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $17.2 million at June 30, 2008.

Capital Resources

Total shareholders’ equity was $5.95 million at June 30, 2008 and $5.89 million at December 31, 2007. There was an overall increase of $63,509. Stock repurchases under the Company’s stock repurchase program during the first half of 2008 (all of which occurred during the first quarter) totaled $99,748, or 4,480 shares. Net income increased retained earnings by $187,876. A cumulative-effect adjustment to retained earnings for prior period postretirement benefits reduced equity by $24,693. The change in the unrealized loss on securities available for sale increased equity by $74 during the first half of 2008.

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

As noted previously, the Company’s subordinated note represents $3.1 million borrowings from its unconsolidated trust subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve

Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $7.9 million of Tier 1 capital at June 30, 2008, $2.0 million consisted of Trust Preferred Securities. The remaining $1.1 million of Trust Preferred Securities is included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 15.95% and 14.81%, respectively at June 30, 2008, as compared to 15.24% and 14.01%, respectively at December 31, 2007. At June 30, 2008 and December 31, 2007, the Bank’s Leverage Capital Ratios were 12.06% and 10.82%, respectively. As of June 30, 2008 and December 31, 2007, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of June 30, 2008, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 16.22% and 13.25%, respectively, and its Leverage Capital ratio was 10.79% .

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

		Risk Based Ratios
		(unaudited)
	June 30,	December 31,	Minimum Requirement
	2008	2007	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	16.22%	15.72%	10.00%
Tier 1 capital to total risk-weighted assets	13.25%	12.67%	6.00%
Tier 1 leverage ratio	10.79%	9.78%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	15.95%	15.24%	10.00%
Tier 1 capital to total risk-weighted assets	14.81%	14.01%	6.00%
Tier 1 leverage ratio	12.06%	10.82%	5.00%

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At June 30, 2008, approximately 60.3% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 18.8% of all fixed rate loans at June 30, 2008 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of June 30, 2008, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate
	-200 bp	-100 bp	+100 bp	+200 bp
Change in Net Int. Inc. (in $000’s)	$ (158)	$ (72)	$ 46	$ 88
% Change	-4.38%	-2.00%	1.27%	2.44%

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the current reporting period of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings – None

Item 1A: Risk Factors – Not applicable

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

Since the commencement of the Stock Repurchase Program and through June 30, 2008 the Company has acquired and retired 141,601 of its shares at a weighted average price of $21.90 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations.

There was no common stock repurchased under the Plan during the second quarter of 2008.

Item 3: Default of Senior Securities - None

Item 4: Submission of Matters to Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 22, 2008. A total of 476,069 shares were represented and voting at the meeting, constituting 68.0% of the 700,701 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to one-year terms. The votes tabulated were:

	Authority	Authority
Name:	Given:	Withheld:	Total:
Dann H. Bowman	472,735	3,334	476,069
Linda M. Cooper	474,335	1,734	476,069
Pollyanna Franks	474,335	1,734	476,069
H.H. Kindsvater	474,335	1,734	476,069
Richard G. Malooly	474,335	1,734	476,069
Richard J. Vanderpool	472,735	3,334	476,069
Bernard J. Wolfswinkel	474,335	1,734	476,069
Thomas A. Woodbury, D.O.	474,335	1,734	476,069
Jeanette L. Young	472,735	3,334	476,069

There were no broker non-votes received with respect to this item.

Item 5: Other Information - None

Item 6: Exhibits

	3.1	Articles of Incorporation of Chino Commercial Bancorp (1)
	3.2	Bylaws of Chino Commercial Bancorp (1)
	10.1	2000 Stock Option Plan (1)
	10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)
	10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)
	10.4	Employment Agreement for Dann H. Bowman (2)
	10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)
	10.6	Item Processing Agreement between the Bank and InterCept Group (1)
	10.7	Data Processing Agreement between the Bank and InterCept Group (1)
	10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended (3)
	10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as
Trustee, and Chino Commercial Bancorp, as Issuer (3)
	10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of
October 27, 2006 (3)
	10.11	Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National
Association dated as of October 27, 2006 (3)
	11	Statement Regarding Computation of Net Income Per Share (4)
	31.1	Certification of Chief Executive Officer (Section 302 Certification)
	31.2	Certification of Chief Financial Officer (Section 302 Certification)
	32	Certification of Periodic Financial Report (Section 906 Certification)

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

Dated: August 11, 2008

CHINO COMMERCIAL BACORP By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer By: /s/ Sandra F. Pender Sandra F. Pender Senior Vice President and Chief Financial Officer