Form 10-Q
period 2008-09-30
Chino Commercial Bancorp
filed 2008-11-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q __________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☑No

On November 7, 2008, there were 699,798 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1

CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$5,010,809	$3,487,933
Federal funds sold	10,500,000	7,440,000
Cash and cash equivalents	15,510,809	10,927,933

Interest-bearing deposits in other banks	99,000	99,000

Investment securities available for sale	5,255,055	7,339,354
Investment securities held to maturity (fair value approximates
$3,333,000 at September 30, 2008 and $3,880,000 at December 31, 2007)	3,323,939	3,873,251
Total investments	8,677,994	11,311,605
Loans
Construction	605,229	2,606,750
Real estate	36,686,193	39,726,301
Commercial	10,209,252	10,062,969
Installment	575,426	790,535
Gross loans	48,076,100	53,186,555
Unearned fees and discounts	(67,841)	(87,389)
Loans net of unearned fees and discounts	48,008,259	53,099,166
Allowance for loan losses	(662,142)	(725,211)
Net loans	47,346,117	52,373,955

Accrued interest receivable	245,564	326,990
Restricted stock	673,250	654,250
Fixed assets, net	1,982,540	2,085,203
Other real estate	685,796	0
Prepaid expenses & other assets	2,418,519	2,268,909
Total assets	$77,540,589	$79,948,845

LIABILITIES:
Deposits
Non-interest bearing	$34,783,525	$42,270,696
Interest Bearing
NOW and money market	24,663,984	22,711,556
Savings	1,104,082	1,202,965
Time deposits less than $100,000	2,983,045	2,054,915
Time deposits of $100,000 or greater	4,223,904	2,156,778
Total deposits	67,758,540	70,396,910

Accrued interest payable	56,700	63,962
Accrued expenses & other payables	630,218	509,389
Subordinated debentures	3,093,000	3,093,000
Total liabilities	71,538,458	74,063,261
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 699,798 shares and 704,278 shares at September 30,
2008 and December 31, 2007, respectively.	2,539,714	2,639,462
Retained earnings	3,488,300	3,249,982
Accumulated other comprehensive loss	(25,883)	(3,860)
Total equity	6,002,131	5,885,584
Total liabilities & stockholders' equity	$77,540,589	$79,948,845

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2008	2007	2008	2007
Interest income
Investment securities and due from banks	$102,966	$143,782	$341,064	$496,815
Interest on Federal funds sold	35,855	120,811	66,832	380,695
Interest and fee income on loans	935,448	1,010,948	2,919,813	3,013,734
Total interest income	1,074,269	1,275,541	3,327,709	3,891,244
Interest expense
Deposits	182,314	201,811	547,797	528,093
Interest on Federal funds purchased	0	0	973	0
Other borrowings	50,963	51,263	152,888	153,787
Total interest expense	233,277	253,074	701,658	681,880
Net interest income	840,992	1,022,467	2,626,051	3,209,364
Provision for loan losses	83,136	45,559	361,540	106,203
Net interest income after
provision for loan losses	757,856	976,908	2,264,511	3,103,161
Non-interest income
Service charges on deposit accounts	223,922	223,438	708,745	595,859
Other miscellaneous fee income	9,411	9,607	27,131	26,410
Dividend income from restricted stock	9,978	7,639	36,461	28,152
Income from bank owned life insurance	16,197	15,393	46,916	46,815
Total non-interest income	259,508	256,077	819,253	697,236
General and administrative expenses
Salaries and employee benefits	467,413	461,870	1,444,704	1,440,026
Occupancy and equipment	95,552	77,122	261,912	257,445
Data and item processing	80,659	85,827	245,726	243,934
Advertising and marketing	19,889	37,837	60,504	113,208
Legal and professional fees	49,142	53,904	144,763	162,064
Regulatory Assessments	22,039	22,070	63,337	69,280
Insurance	7,898	8,141	23,894	22,686
Directors' fees and expenses	19,417	19,382	57,718	59,633
Other expenses	146,753	129,638	391,501	448,584
Total general & administrative expenses	908,762	895,791	2,694,059	2,816,860
Income before income tax expense	108,602	337,194	389,705	983,537
Income tax expense	33,466	127,718	126,693	371,071
Net income	$75,136	$209,476	$263,012	$612,466
Basic earnings per share	$0.11	$0.29	$0.38	$0.83
Diluted earnings per share	$0.10	$0.27	$0.35	$0.77

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$263,012	$612,466
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	361,540	97,191
Depreciation and amortization	127,322	93,126
Net amortization on securities premiums and discounts	(2,571)	(7,553)
Amortization of deferred loan costs, net	26,025	(32,216)
Stock-based compensation expense	0	12,222
Loss on disposition of equipment	740
Net changes in:
Accrued interest receivable	81,426	65,630
Other assets	(819,903)	(166,440)
Accrued interest payable	(7,262)	(10,962)
Other liabilities	96,135	94,321
Net cash provided by operating activities	126,464	757,785

Cash Flows from Investing Activities
Activity in available for sale investment securities:
Purchases	0	(1,002,377)
Repayments and calls	2,046,115	4,214,055
Activity in held to maturity investment securities:
Repayments and calls	552,541	718,411
Net change in interest-bearing deposits in other banks	0	0
Purchase of stock investments, restricted	(19,000)	(21,150)
Loan originations and principal collections, net	4,640,272	(1,985,334)
Purchase of premises and equipment	(25,398)	(928)
Net cash provided by investing activities	7,194,530	1,922,677

Cash Flows from Financing Activities
Net decrease in deposits	(2,638,370)	(4,681,597)
Proceeds from the exercise of stock options	0	48,777
Payments for stock repurchases	(99,748)	(2,311,303)
Net cash used in financing activities	(2,738,118)	(6,944,123)
Net increase in cash and cash equivalents	4,582,876	(4,263,661)

Cash and Cash Equivalents at Beginning of Period	10,927,933	17,517,391
Cash and Cash Equivalents at End of Period	$15,510,809	$13,253,730

Supplemental Information
Interest paid	$708,920	$692,842
Income taxes paid	$196,000	$430,000

The accompanying notes are an integral part of these consolidated financial statements

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated in March 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. The Company’s principal source of income is dividends from the Bank and cash receipts related to tax benefits, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS

No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 became effective for the Company on January 1, 2008 and were to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the consolidated statements of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company adopted EITF 06-4 and recorded a cumulative-effect adjustment of $24,693 to retained earnings in the first quarter of 2008. Beginning January 1, 2008, a monthly charge to expense of approximately $765 is made to recognize the liability for future benefits.

SFAS No. 141(R) is effective for the Company’s 2009 consolidated financial statements. SFAS No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, which will be effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment of SFAS No. 133), which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s consolidated financial statements. SFAS No. 161 also requires certain tabular formats for disclosing such information. SFAS No. 161 is effective for the Company in 2009. SFAS No. 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS No. 133. Among other things, SFAS No. 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS No. 161 is expected to have no impact on its consolidated financial statements.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At September 30, 2008 and 2007, there were 108,405 options available for granting. At September 30, 2008 and 2007, there were 113,433 options outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year.

Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements with measurement based upon the fair value of the equity or liability instruments issued.

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

The basic and diluted earnings per share are as follows:

			Earnings per share Calculation
		For the three months ended September 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$75,136	699,798	$0.11	$209,476	712,132	$0.29

Effect of dilutive shares:
assumed exercise of
outstanding options		50,621	(0.01)		62,643	(0.02)

Diluted earnings per share	$75,136	750,419	$0.10	$209,476	774,775	$0.27

			Earnings per share Calculation
		For the nine months ended September 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$263,012	700,471	$0.38	$612,466	735,044	$0.83

Effect of dilutive shares:
assumed exercise of
outstanding options		55,365	(0.03)		60,401	(0.06)

Diluted earnings per share	$263,012	755,836	$0.35	$612,466	795,445	$0.77

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2008 and December 31, 2007, the Company had $5.9 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. All of the Company’s outstanding loan commitments are supported by notes payable upon demand by the Company. Included in the total off-balance sheet commitments are unadvanced standby letters of credit. At September 30, 2008 and December 31, 2007, the Company had $128,000 and $140,000, respectively, in unadvanced standby letters of credit.

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

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and nine months ended September 30, 2008 and 2007, and the financial condition of the Company as of September 30, 2008 and December 31, 2007.

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

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s consolidated financial statements are appropriate given the factual circumstances as of September 30, 2008.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s consolidated financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s consolidated financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at September 30, 2008 and December 31, 2007 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2008 and 2007 comparison

Net income for the quarter ended September 30, 2008 was $75,136 compared with $209,476 for the quarter ended September 30, 2007, a decline of 64.1% . Basic and diluted earnings per share for the third quarter of 2008 were $0.11 and $0.10, respectively, compared to $0.29 and $0.27, respectively, for the third quarter of 2007. The Company’s annualized return on average equity was 5.19% and annualized return on average assets was 0.40% for the quarter ended September 30, 2008, compared to a return on average equity of 15.88% and a return on assets of 1.00% for same quarter in 2007. The primary reasons for the change in net income during the third quarter of 2008 are as follows:

•	The net interest margin declined from 5.42% to 5.02%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, the ratio of net interest income decreased $181,475 or 17.7% during the three months ended September 30, 2008.

•	The provision for loan losses increased 82.5% to $83,136 during the third quarter of 2008, compared to $45,559 for the three months ended September 30, 2007. The Company increased its loan loss provision due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans (see below).

•	Salaries and employee benefits remained stable with a slight increase of $5,543 or 1.2% for the third quarter of 2008 compared to the third quarter of 2007.

•	Occupancy and equipment expense increased $18,430 to $95,552 a 23.9% increase for the third quarter of 2008 due to a property tax adjustment received in the third quarter of 2007 that was not repeated in 2008.

•	Advertising and marketing expenses decreased $17,948 to $19,889 for the three months ended September 30, 2008 due to a reduction in marketing campaigns performed during the third quarter of 2008.

For the nine months ended September 30, 2008 and 2007 comparison

Net income for the nine months ended September 30, 2008 was $263,012 compared with $612,466 for the nine months ended September 30, 2007, a decline of 57.1% . Basic and diluted earnings per share for the nine months ended September 30, 2008 were $0.38 and $0.35, respectively, compared to $0.83 and $0.77, respectively, for the same period in 2007. Annualized return on average equity was 6.02% and a return on average assets of 0.47%, compared to a return on average equity of 14.05% and a return on average assets of 0.95% for the same period in 2007. The primary reasons for the change in net income during the nine months ended September 30, 2008 are as follows:

•	The net interest margin declined from 5.61% to 5.28%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, the ratio of net interest income decreased $583,313 or 18.2% during the nine months ended September 30, 2008 compared to the same period in 2007.

•	The Provisions for Loan Losses increased $255,337 or 240.4% for the nine months ended September 30, 2008. The Company increased its loan loss provision for the nine months ended September 30, 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans (see below).

•	Service charge income increased by $112,886 or 18.9% for the nine months ended September 30, 2008, due to an increase in volume subject to analysis charges and returned item charges.

•	For the nine months ended September 30, 2008 salaries and benefits increased slightly by $4,678 or 0.3% as compared with the same period of 2007.

•	Advertising and Marketing expenses decreased $52,704 to $60,504 for the nine months ended September 30, 2008 due to decreased marketing campaigns performed during this period, compared to the same period in 2007.

•	Legal and professional fees decreased $17,301 to $144,763 for the nine months ended September 30, 2008 due to additional costs incurred in 2007 for the share repurchase plan that were not repeated in 2008.

•	Other expenses decreased from $448,584 in the nine months ended September 30, 2007 to $391,501 for the same period of 2008. The major portion of the decrease is attributed to the reserve for off-balance sheet items, which was reduced approximately $37,000 for the nine months ended September 30, 2008. Deposit products and services expense decreased $20,300 as balances in the related accounts declined.

. Financial Condition Summary

The Company’s total assets were $77.5 million at September 30, 2008, a decline of $2.4 million, or 3.0% as compared to total assets of $79.9 million at December 31, 2007. The most significant changes in the Company’s balance sheet during the nine months ended September 30, 2008 are outlined below:

•	Total assets declined from $79.9 million to $77.5 million or 3.0% between December 31, 2007 and September 30, 2008, resulting from a decrease in loan demand and paydowns and maturities of investment securities, which was partially offset by an increase in Federal funds sold. Federal funds sold increased due to increasing deposit balances during the third quarter of 2008.

•	Total non-interest bearing deposits decreased from $42.3 million at December 31, 2007 to $34.8 million for reporting period ended September 30, 2008, a 17.7% decrease. Total deposits decreased from $70.4 million at December 31, 2007 to $67.8 million at September 30, 2008, or a 3.7% reduction. Deposit balances declined primarily in the real estate industry related accounts.

•	The Company experienced a decrease in interest-earning assets of $4.7 million or 6.5% to $71.9 million in the nine months ended September 30, 2008. Loan demand and Investment securities decreased $5.1 million and $2.6 million, respectively, in the nine months ended September 30, 2008. No new investment securities have been added in 2008, and the decrease in investment securities was caused by maturities and principal payments from investments in Agency Mortgage-backed securities.

•	Interest-bearing liabilities increased $4.8 million or 15.5% to $36.1 million in the nine months ended September 30, 2008 as compared to December 31, 2007. The increase in interest-bearing deposits is the result of the Company’s focus on attracting new customers.

•	Nonperforming assets were $1.1 million or 2.35% of total loans and other real estate owned at September 30, 2008, compared to zero at December 31, 2007. Non performing loans were $461,049 and consisted of one commercial loan secured by real estate with collateral values expected to be sufficient to cover the debt. This nonperforming loan and a partial charge off of a loan transferred to other real estate owned in the amount of $685,796 led Management to increase its allowance for loan losses during the nine months ended September 30, 2008.

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

Net Interest Income and Net Interest Margin

For the third quarter, net interest income declined $181,475, or 17.7% to $840,992 in 2008 from $1,022,467 in 2007. For the nine months ended September 30, 2008, net interest income declined $583,313 or 18.2% to $2.6 million in 2008 from $3.2 million in 2007. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2008 and 2007. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans[1]	$50,226	$935	7.41%	$52,182	$1,011	7.69%
U.S. government agencies securities	0	0	0.00%	2,307	24	4.06%
Mortgage-backed securities	7,497	86	4.57%	9,213	100	4.31%
Other securities & Due from banks time	1,479	17	4.54%	1,662	20	4.81%
Federal funds sold	7,385	36	1.93%	9,431	121	5.08%
Total interest-earning assets	66,587	$1,074	6.42%	74,795	$1,276	6.77%
Non-interest earning assets	9,163			9,270
Total assets	$75,750			$84,065

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$22,919	$135	2.34%	$23,265	$161	2.76%
Savings	1,106	1	0.25%	1,235	1	0.28%
Time deposits < $100,000	2,768	19	2.75%	1,978	17	3.42%
Time deposits equal to or > $100,000	3,532	27	3.11%	2,272	23	3.90%
Federal funds purchased	0	0	0.00%	0	0	0.00%
Subordinated debenture	3,093	51	6.55%	3,093	51	6.58%
Total interest-bearing liabilities	33,418	$233	2.78%	31,843	$253	3.15%
Non-interest bearing deposits	35,514			45,587
Non-interest bearing liabilities	1,031			1,360
Stockholders' equity	5,787			5,275
Total liabilities & stockholders' equity	$75,750			$84,065

Net interest income		$841			$1,023

Net interest spread [2]			3.64%			3.62%
Net interest margin [3]			5.02%			5.42%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $22,000 for the three months ended September 30, 2008 as compared to $15,000 for the three months ended September 30, 2007.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
Assets
Interest-earnings assets
Loans[1]	$52,583	$2,920	7.42%	$51,289	$3,014	7.86%
U.S. government agencies securities	450	15	4.42%	3,171	96	4.07%
Mortgage-backed securities	8,065	276	4.57%	9,858	309	4.19%
Other securities & Due from banks time	1,483	50	4.55%	2,426	91	5.04%
Federal funds sold	3,846	67	2.32%	9,808	381	5.19%
Total interest-earning assets	66,427	$3,328	6.69%	76,552	$3,891	6.80%
Non-interest earning assets	8,625			9,223
Total assets	$75,052			$85,775

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$23,009	$429	2.49%	$21,797	$406	2.49%
Savings	1,185	2	0.25%	1,125	2	0.29%
Time deposits < $100,000	2,406	54	3.01%	1,910	47	3.26%
Time deposits equal to or > $100,000	2,538	63	3.31%	2,601	73	3.74%
Federal funds purchased	40	1	3.23%	0	0	0.00%
Subordinated debenture	3,093	153	6.60%	3,093	154	6.65%
Total interest-bearing liabilities	32,271	$702	2.90%	30,526	$682	2.99%
Non-interest bearing deposits	36,035			48,259
Non-interest bearing liabilities	916			1,177
Stockholders' equity	5,830			5,813
Total liabilities & stockholders' equity	$75,052			$85,775

Net interest income		$2,626			$3,209

Net interest spread [2]			3.79%			3.81%
Net interest margin [3]			5.28%			5.61%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $45,000 for the nine months ended September 30, 2008 as compared to $102,000 for the nine months ended September 30, 2007. Loans are net of deferred fees and related direct costs.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Rate/Volume Analysis

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate variance.

Volume & Rate Variances

	For the quarter ended			For the nine months ended
	September 30,			September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thosands)			($ in thosands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Loans	($36)	($40)	($76)	$74	($168)	($94)
Securities of U.S. government agencies	(12)	(12)	(24)	(90)	9	(81)
Mortgage-backed securities	(20)	6	(14)	(59)	26	(33)
Other securities & Due from banks time	(2)	(1)	(3)	(34)	(7)	(41)
Federal funds sold	(22)	(63)	(85)	(165)	(149)	(314)
Total interest-earning assets	(92)	(110)	(202)	(274)	(289)	(563)

Interest-bearing liabilities
Money market & NOW	(2)	(24)	(26)	23	0	23
Savings	0	0	0	0	0	0
Time deposits < $100,000	7	(5)	2	11	(4)	7
Time deposits equal to or > $100,000	10	(6)	4	(2)	(8)	(10)
Federal funds purchased	0	0	0	1	0	1
Subordinated debenture	0	0	0	0	(1)	(1)
Total interest-bearing liabilities	15	(35)	(20)	33	(13)	20
Change in net interest income	($107)	($75)	($182)	($307)	($276)	($583)

As shown above, the pure volume variance negatively impacted net interest income by $107,000 in the third quarter of 2008 relative to the same period of 2007, while the rate variance negatively impacted net interest income by $75,000 in the same comparative periods.

The Company’s net interest income for the third quarter of 2008 was $840,992 compared to $1,022,467 in the third quarter of 2007, a decrease of $181,475, or 17.7% . The net interest margin was 5.02% for the three months ended September 30, 2008 as compared to 5.42% for the same period in 2007 due principally to a drop in the average balance of non-interest bearing demand deposits with migration to interest bearing deposits and competitive market pressures on deposit interest rates.

Average loans decreased $2.0 million or 3.7% for the third quarter of 2008 compared with the same period of 2007. Interest and fee income on loans decreased $75,500. The decrease in average loans resulted in approximately $36,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $40,000 decrease in income. The average yield on loans declined from 7.69% for the quarter ended September 30, 2007 to 7.41% for the quarter ended September 30, 2008.

Income from investment securities and due from banks for the quarter ended September 30, 2008 decreased by $40,816 in comparison to the quarter ended September 30, 2007. The primary impact for the decline interest income was due to the decrease in the average balance of investment securities and due from banks of approximately $4.2 million or 31.9% . Average Federal funds sold decreased $2.0 million or 21.7% in the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007. The reduction in the volume of Federal funds sold balances caused a reduction of interest income of approximately $22,000, while the rate decrease caused a further decline in interest income of approximately $63,000 from Federal funds sold for the third quarter of 2008 as compared to the same quarter in 2007. The average yield for Federal funds sold declined from 5.08% for the 3 months ended September 30, 2007 to 1.93% for the same period in 2008.

Average interest bearing liabilities increased $1.6 million in the third quarter of 2008 as compared to the third quarter of 2007. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers resulting in increases in money market and time account balances. The increase in average interest bearing deposits resulted in approximately a $15,000 increase in interest expense which was offset by a decrease of approximately $35,000 resulting in decreased rates in the third quarter of 2008 as compared to the third quarter of 2007.

Pure volume variances negatively impacted net interest income by approximately $307,000 for the nine-month period ended September 30, 2008 relative to the same period of 2007, while the rate variance negatively impacted net interest income by approximately $276,000 in the same comparative periods.

Net interest income for the nine months ended September 30, 2008 was $2,626,051 compared to $3,209,364 in the same period in 2007, a decrease of $583,313, or 18.2% . Interest income decreased $563,535 or 14.5% in the nine month period ended September 30, 2008 compared to the same period of 2007, while interest expense increased $19,778 or 2.9% .

Interest and fee income from loans decreased during the nine months ended September 30, 2008 to $2,919,813, or 3.1% from $3,013,734 for the same period in 2007 due to a decline in average loan balances and rate decreases. Due to the decline in average deposits and the drop in interest rates, Federal funds sold and Investment securities average balances declined as did income from those balances. The most significant decrease was in Federal funds sold, which experienced a negative volume and rate variances of approximately $165,000 and $149,000, respectively, for the nine months ended September 30, 2008 compared to the same period in 2007. Interest income from Federal funds sold decreased to $66,832 for the nine months ended September 30, 2008 from $380,695 for the same period in 2007. The average yield on Federal funds sold was 5.19% for the nine months ended September 30, 2007 compared to 2.32% for the same period in 2008. Interest income from Investment securities and Due from banks time decreased $155,751 or 31.3% to $341,064 for the nine ended September 30, 2008 compared to the same period of 2007.

Interest expense on deposits increased $19,704, or 3.7% to $547,797 for the nine months ended September 30, 2008 compared to the same period of 2007. Average interest bearing deposits to average total deposits increased from 36.2% for the nine months ended September 30, 2007 to 44.7% for the same period in 2008 as new and existing deposits continue to migrate to higher yielding accounts. The Company’s net interest margin declined from 5.61% to 5.28%, for the nine months ended September 30, 2008 versus 2007 due principally to a drop in the average balance of non-interest bearing demand deposits and competitive pressures on deposit interest rates. As a result, net interest income decreased $583,313 or 18.2% for the nine months ended September 30, 1008, as compared to the same period of 2007.

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

The Company provided $361,540 to the reserve for loan losses during the nine months ended September 30, 2008, a 240.4% increase over the same period during 2007. The Company made this significant provision to the Loan Loss Reserve during the nine months ended September 30, 2008, due to nonperforming loans, net charge-offs of $424,609, and a number of economic events occurring in and around the real estate industry. Nonperforming loans were $461,049 or 0.96% of total loans at September 30, 2008 compared to zero at December 31, 2007. Non performing loans consist of one commercial loan secured by real estate with collateral values sufficient to cover the debts. Though the provision resulted in lower earnings during the nine months ended September 30, 2008, in the long run management believes that these conservative credit practices will benefit the Company on an ongoing basis.

The Company has collected all charged-off loans from prior years, and continues to pursue recovery of the loans charged off during the second and third quarters of this year. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $259,509 for the three months ended September 30, 2008 as compared to $256,077 for the three months ended September 30, 2007, a 1.3% increase. For the nine months ended September 30, 2008, non-interest income increased 17.5% to $819,253 compared to $697,236 for the same period in 2007. Total annualized non-interest income as a percentage of average earning assets increased to 1.6% for the three and nine months ended September 30, 2008, compared to 1.4% and 1.2% for the three and nine months ended September 30, 2007. The increases were due primarily to the additional fee income from service charges on deposit accounts.

	Non-Interest Income for the three months				Non-Interest Income for the nine months
	ended September 30,				ended September 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$ 224	86.4%	$ 223	87.2%	$ 709	86.5%	$ 596	85.5%
Other miscellaneous
fee income	10	3.6%	10	3.8%	27	3.3%	26	3.8%
Dividend income
from restricted stock	10	3.8%	8	3.0%	36	4.5%	28	4.0%
Income from bank
owned life insurance	16	6.2%	15	6.0%	47	5.7%	47	6.7%
Total non-interest
income	$ 260	100.0%	$ 256	100.0%	$ 819	100.0%	$ 697	100.0%
As a percentage of
average earning assets		1.6%		1.4%		1.6%		1.2%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposit accounts increased $484 or 0.2% to $223,922 for the three months ended September 30, 2008 and increased $112,886 or 18.9% to $708,745 for the nine months period ended September 30, 2008. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007:

	Non-Interest Expense for the three months				Non-Interest Expense for the nine months
	ended September 30,				ended September 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$467	51.3%	$462	51.6%	$1,445	53.5%	$1,440	51.2%
Occupancy and equipment	96	10.6%	77	8.6%	262	9.7%	257	9.1%
Data and item processing	81	8.9%	86	9.6%	246	9.1%	244	8.7%
Deposit products and services	54	5.9%	69	7.7%	166	6.2%	189	6.7%
Legal and other professional fees	49	5.4%	54	6.0%	145	5.4%	162	5.8%
Regulatory assessments	22	2.4%	22	2.5%	63	2.3%	69	2.4%
Advertising and marketing	20	2.2%	38	4.2%	61	2.3%	113	4.0%
Directors’ fees and expenses	19	2.1%	19	2.1%	58	2.2%	60	2.1%
Printing and supplies	6	0.7%	16	1.8%	34	1.3%	48	1.7%
Telephone	6	0.7%	7	0.8%	19	0.7%	22	0.8%
Insurance	8	0.9%	8	0.9%	24	0.9%	23	0.8%
Reserve for undisbursed lines of
credit	0	0.0%	0	0.0%	(28)	-1.0%	9	0.3%
Other expenses	81	8.9%	38	4.2%	199	7.4%	181	6.4%
Total non-interest expenses	$909	100.0%	$896	100.0%	$2,694	100.0%	$2,817	100.0%
Non-interest expense as a
percentage of average earning
assets		5.5%		4.8%		5.4%		4.9%
Efficiency ratio		89.3%		72.7%		87.4%		74.1%

Although non-interest expenses decreased, total annualized non-interest expenses as a percentage of average earning assets increased due to the decline in average earning assets. Total annualized non-interest expenses as a percentage of average earning assets increased to 5.5% from 4.8% for the three months ended September 30, 2008 as compared to three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, these percentages were 5.4% and 4.9%, respectively. The efficiency ratio increased from 72.7% and 74.1%, respectively, for the three and nine months ended September 30, 2007 to 89.3% and 87.4%, respectively, for the same periods in 2008 due mainly to the decline in net interest income.

Non-interest expenses were $908,762 for the three months ended September 30, 2008 as compared to $895,791 for the three months ended September 30, 2007, a 1.4% increase. Non-interest expenses decreased $122,801 or 4.4% to $2,694,059 for the nine months ended September 30, 2008 compared to the same period in 2007. The largest component of general and administrative expenses was salary and benefits expense of $467,413 for the third quarter and $1,444,704 for the nine months ended September 30, 2008 compared to $461,870 and $1,440,026 for the same periods in 2007, representing 1.2% increase and 0.3% decrease, respectively.

Other components of general and administrative expenses that affected the changes in non interest expense were Advertising and Marketing expenses which decreased by $17,948 or 47.4% in comparison to the quarter ended September 30, 2007, and $52,704, or 46.6% for the nine-month periods due to a reduction in marketing campaigns performed during the nine months ended September 30, 2008 as compared to the same period of 2007. Legal and other professional fees decreased 8.8% and 10.7% or $4,762 and $17,301, respectively, during the three and nine months ended September 30, 2008 compared to the same periods in 2007. Additional legal and professional fees costs were incurred in the first half of 2007 for the purchase of shares from shareholders that did not repeat in 2008. Other expenses decreased $76,419 for the nine-month period ended September 30, 2008 due primarily to reductions in the provision for undisbursed commitments and reduced correspondent bank charges.

Provision for Income Taxes

The tax provision was $33,466 and $126,693 for the third quarter and the nine months ended September 30, 2008, respectively, representing approximately 30.8% and 32.5% of pre-tax income for the third quarter and nine months ended September 30, 2008, respectively. In comparison, the tax provision was $127,718 and $371,071 for the third quarter and the nine months ended September 30, 2007, respectively, representing approximately 38% of pre-tax income for both periods. Of the $389,705 in pre-tax income for the nine months ended September 30, 2008, approximately $83,000 was tax-exempt income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General

Total assets declined from $79.9 million to $77.5 million or 3.0% between December 31, 2007 and September 30, 2008, resulting from a contraction in deposit balances related to a number of the Company’s customers that are engaged in real estate related activities. The Company has experienced deposit contraction as the economic activity of the real estate industry continues to slow, however, the Company is actively seeking to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the nine months ended September 30, 2008, the Company’s loan portfolio, net of unearned loan fees, decreased by $5.1 million to $48.0 million at September 30, 2008 as compared to $53.1 million at December 31, 2007. The Company experienced declines in construction, real estate secured, and installment loans, while experiencing an increase in commercial loans. The largest loan category at September 30, 2008 was real estate loans, which consist of commercial, and consumer real estate loans excluding construction loans. This constitutes 76.3% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at September 30, 2008 was commercial loans, constituting 21.2% of the loan portfolio. The composition of the Company’s loan portfolio at September 30, 2008 and December 31, 2007 is set forth below:

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage

Construction	$ 605	1.3%	$ 2,607	4.9%
Real estate	36,686	76.3%	39,726	74.7%
Commercial	10,209	21.2%	10,063	18.9%
Installment	576	1.2%	791	1.5%
Gross loans	$ 48,076	100.0%	$ 53,187	100.0%

The weighted average yield on the loan portfolio for the nine months and quarter ended September 30, 2008 was 7.42% and 7.41%, respectively, and the weighted average contractual term of the loan portfolio is approximately six years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At September 30, 2008 approximately 61.3% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At September 30, 2008 and December 31, 2007, the Company had $5.9 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand by the Company. These commitments represent a credit risk to the Company. At September 30, 2008 and December 31, 2007, the Company had $128,000 and $140,000, respectively, in unadvanced letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan; at this point, the Company stops recognizing interest income on the loan and may reverse any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The following table presents comparative data for the Company’s nonperforming assets:

	September 30,	December 31,	September 30
	2008	2007	2007
	(Dollars in Thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ -	$ -	$ -
Real estate	0	0	0
Commercial	461	0	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	461	0	0

LOANS 90 DAYS OR MOREPAST DUE& STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0
TOTAL NONPERFORMING LOANS	461	0	0
Other real estate owned	686	0	0

TOTAL NONPERFORMING ASSETS	$ 1,147	$ -	$ -

Nonperforming loans as a percentage of total loans [3]	0.96%	n/a	n/a
Nonperforming assets as a percentage of total loans and other real estate owned	2.35%	n/a	n/a
Allowance for loan losses to nonperforming loans	143.62%	n/a	n/a
Allowance for loan losses	$ 662	$ 725	$ 713

1Additional interest income of approximately $2,500 would have been recorded for the six months ended September 30, 2008 if this loan had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable perio

2Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

3Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At September 30, 2008 and December 31, 2007, the Company had $461,049 in non-accrual loans, no loans 90 days or more past due and still accruing, and no restructured loans. The Company acquired an interest in real estate totaling $685,796 as a result of foreclosure on a construction loan during the third quarter of 2008. The Company’s nonperforming assets at September 30, 2008 consisted of one loan on non-accrual status and one other real estate owned. Nonperforming assets at September 30, 2008 totaled $1.1 million, or 2.35% of total loans and foreclosed assets compared to zero at December 31, 2007. Nonperforming loans totaled $461,049, or 0.96% of total loans. The allowance for loan losses to nonperforming loans was 143.62% . Non performing loans at September 30, 2008 consisted of one commercial loan secured by real estate with collateral values expected to be sufficient to cover the debt.

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

Because the Company has not experienced significant credit losses, a historical migration analysis of the non-performing assets is not practical. Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.25% to 2.00% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.21% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

The table below summarizes, as of and for the three and nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	For the Quarter Ended		For the Nine-month Period Ended		For the Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007
	($ in thousands)
Balances:
Average total loans
outstanding during period	$50,226	$52,182	$52,583	$51,289	$51,798
Total loans outstanding
at end of the period	$48,076	$49,590	$48,076	$49,590	$53,187
Allowance for loan losses:
Balance at the beginning of period	$671	$676	$725	$616	$616
Provision charged to expense	83	46	362	106	179
Charge-offs
Construction loans	92	0	298	0	0
Commercial loans	0	0	197	0	61
Commercial real estate loans	0	9	0	9	9
Installment loans	0	0	0	0	0
Total	92	9	495	9	70
Recovrries
Construction loans	0	0	0	0	0
Commercial loans	0	0	61	0	0
Commercial real estate loans	0	0	9	0	0
Installment loans	0	0	0	0	0
Total	0	0	70	0	0
Net loan chage-offs
(recoveries)	92	9	425	9	70
Balance	$662	$713	$662	$713	$725

Ratios:
Net loan charge-offs to average total loans	0.18%	0.02%	0.81%	0.02%	0.14%
Allowance for loan losses to total loans at
the end of the period	1.38%	1.44%	1.38%	1.44%	1.36%
Net loan charge-offs (recoveries) to
allowance for loan losses at the end of the
period	13.86%	1.26%	64.13%	1.26%	9.66%
Net loan charge-offs (recoveries) to
Provision for loan losses	110.40%	19.57%	117.44%	8.49%	39.11%

At September 30, 2008 and December 31, 2007, the allowance for loan losses was $662,142 and $725,211 respectively. The ratios of the allowance for loan losses to total loans at September 30, 2008 and December 31, 2007 were 1.38% and 1.36%, respectively. During the first quarter of 2008, the Company recovered $70,018 from loans charged off in 2007. During the second and third quarters, one unsecured commercial loan was fully charged off and a construction loan was partially charged off for a total of $494,627. The nonperforming loan, coupled with the recent down-grade of certain performing loans, and looking at a number of economic events occurring in and around the real estate industry, led Management to increase its provision for loan losses. All loans charged off in prior years were recovered in full. Management continues to vigorously pursue recoveries for loans charged off in 2008.

While Management believes that the amount of the allowance at September 30, 2008 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The Company has not purchased securities during 2008, using funds from maturities and principal payments from securities for investment in the overnight market and in higher-yielding loans to its customers. The primary category of investments in the portfolio at September 30, 2008 was mortgage-backed securities. At September 30, 2008, 47.5% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional investment securities in the future due to the decline in loan demand.

The table below summarizes the carrying value and market value and distribution of the Company’s investment securities at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 440	$ 437	$ 441	$ 450
Mortgage-backed securities	2,710	2,718	3,224	3,212
Corporate bonds	174	178	208	218
Total held to maturity	3,324	3,333	3,873	3,880

Available for sale:
Federal agency	0	0	997	997
Municipal	696	696	737	737
Mortgage-backed	4,559	4,559	5,605	5,605
Total available for sale	5,255	5,255	7,339	7,339
Total	$ 8,579	$ 8,588	$ 11,212	$ 11,219

There were no material changes since December 31, 2007 in the maturities or repricing of the investment securities.

Deposits

The Company has experienced a reduction in deposit balances, mainly from its customers in the real estate and related industries. Total deposits decreased $2.6 million or 3.7% to $67.8 million at September 30, 2008 from $70.4 million at December 31, 2007 primarily due to the decrease in demand deposit balances, which decreased $7.5 million or 17.7% to $34.8 million at September 30, 2008 from $42.3 million at December 31, 2007, which was partially offset by increases in money market and NOW accounts. Money market demand and NOW deposits increased by $2.0 million to $24.7 million at September 30, 2008 from $22.7 million at December 31, 2007. The ratio of non-interest bearing funds to total deposits was 51.3% at September 30, 2008 and 60.1% at December 31, 2007.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The Company is soliciting other industries in its geographical areas to replace the runoff from customers in the real estate industry. Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2008 and 2007 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At September 30, 2008 and December 31, 2007, the Company had deposits from related parties of $4.2 million, or 6.2% of total deposits and $9.9 million, or 14.0% of total deposits, respectively. Further, at September 30, 2008 and December 31, 2007, deposits from escrow companies represented 15.5% and 20.7% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2008 and December 31, 2007, the Company had no Federal Home Loan Bank (“FHLB”) advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2008, the Company’s liquid assets totaled approximately $20.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 26.9% . At December 31, 2007, the Company’s liquid assets totaled approximately $18.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.0% . The Company's assets and liabilities are managed to achieve a liquidity and dependency ratio of at least eight percent (8.0%) positive. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million each with both Union Bank of California and Pacific Coast Bankers’ Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base, or $19.4 million at September 30, 2008.

Capital Resources

Total stockholders’ equity was $6.0 million at September 30, 2008 and $5.9 million at December 31, 2007. There was an overall increase of $116,547. Stock repurchases under the Company’s stock repurchase program during the nine months ended September 30, 2008 (all of which occurred during the first quarter) totaled $99,748 for 4,480 shares. Net income increased retained earnings by $263,012. A cumulative-effect adjustment to retained earnings for prior period postretirement benefits reduced equity by $24,693. The change in the unrealized loss on securities available for sale decreased equity by $22,024 during the nine months ended September 30, 2008.

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

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 16.93% and 15.75%, respectively at September 30, 2008, as compared to 15.31% and 14.07%, respectively at December 31, 2007. At September 30, 2008 and December 31, 2007, the Bank’s Leverage Capital Ratios were 11.91% and 10.84%, respectively. As of September 30, 2008 and December 31, 2007, the Bank was “well-capitalized.” To be categorized as well-

capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of September 30, 2008, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 17.14% and 14.06%, respectively, and its Leverage Capital ratio was 10.64% .

As noted previously, the Company’s subordinated note represents $3.1 million borrowings from its unconsolidated trust subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $8.0 million of Tier 1 capital at September 30, 2008, $2.0 million consisted of Trust Preferred Securities. The remaining $1.1 million of Trust Preferred Securities is included in Tier 2 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(unaudited)
	September 30,	December 31,	Minimum Requirement
	2008	2007	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	17.14%	15.75%	10.00%
Tier 1 capital to total risk-weighted assets	14.06%	12.66%	6.00%
Tier 1 leverage ratio	10.64%	9.74%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	16.93%	15.31%	10.00%
Tier 1 capital to total risk-weighted assets	15.75%	14.07%	6.00%
Tier 1 leverage ratio	11.91%	10.84%	5.00%

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At September 30, 2008, approximately 61.3% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 15.7% of all fixed rate loans at September 30, 2008 mature within twelve months.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of September 30, 2008, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in Net interest income (in $000’s)	$ (219)	$ (100)	$ 71	$ 137
% Change	-6.53%	-2.98%	2.12%	4.08%

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

Item 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings – None

Item 1A: Risk Factors – Not applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of up to 12 months and has been extended to October 31, 2008. As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program. The Board of Directors also authorized an additional $100,000 for stock repurchase under the Company’s stock repurchase plan since it was originally approved.

Since the commencement of the Stock Repurchase Program and through September 30, 2008 the Company has acquired and retired 141,601 of its shares at a weighted average price of $21.90 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations.

There was no common stock repurchased under the Plan during the third quarter of 2008.

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

Dated: November 7, 2008	CHINO COMMERCIAL BACORP

By: /s/ Dann H. Bowman___________
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer