Form 10-K
period 2008-12-31
Chino Commercial Bancorp
filed 2009-03-27
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)
__________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue, Chino, California	91710
(Address of Principal Executive Offices)	(Zip Code)

(909) 393-8880

Registrant’s telephone number, including area code __________________

     Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The registrant’s revenues for its most recent fiscal year were $5,491,532.

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9.9 million, based on the closing price reported to the registrant on that date of $19.00 per share. Shares of common stock held by each executive officer and director and each person owning more than five percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 2009, there were 706,261 shares of Chino Commercial Bancorp Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

	Table of Contents

		Page
PART I
Item 1	Business	1
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	17
Item 2	Properties	17
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5	Market for Common Equity, Related Stockholder Matters, and Issuer
	Purchases of Equity Securities	18
Item 6	Selected Financial Data	20
Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22
Item 8	Financial Statements	40
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	83
Item 9A	Controls and Procedures	83
Item 9B	Other Information	84
PART III
Item 10	Directors, Executive Officers, and Corporate Governance	84
Item 11	Executive Compensation	84
Item 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	84
Item 13	Certain Relationships and Related Transactions, and Director Independence	84
Item 14	Principal Accountant Fees and Services	84
Item 15	Exhibits and Financial Statement Schedules	85

Signatures		86

PART I

Item 1. Description of Business General The Company

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include the Chino Commercial Bancorp and its consolidated subsidiary, unless the context indicates otherwise.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income maybe explored in the future. The expenditures of the Company, include (but is not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2008, the Company had consolidated assets of $83.4 million, deposits of $71.0 million and shareholders’ equity of $6.2 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

The Company’s administrative offices are located at 14345 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880.

The Bank

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates two full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. In January 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California.

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Bank is subject to periodic examinations of its operations and compliance by the office of the Comptroller of the Currency (“Comptroller”). The Bank is a member of the Federal Reserve System and a member of the Federal Home Loan Bank. See “Regulation and Supervision.”

The Bank provides a wide variety of lending products for both business and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, construction loans, accounts receivable financing, factoring, equipment leasing and other working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estate loans, and home mortgages. As of December 31, 2008, the Company had total assets of $83.4 million and net loans of $49.0 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 77.6% of the Company’s loan portfolio as of December 31, 2008, which includes construction loans of $0.8 million; and commercial loans, which constituted 21.3%, of the Company’s loan portfolio as of December 31, 2008.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally managed, independently operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings accounts (including money market demand accounts), certificate of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services. The $71.0 million in deposits at December 31, 2008, included $32.6 million in non-interest bearing deposits and $38.4 million in interest-bearing deposits, representing 45.9% and 54.1%, respectively, of total deposits. As of December 31, 2008, deposits from related parties represented approximately 11.1% of total deposits of the Bank. See “RISK FACTORS – significant concentration of deposits with related parties.” Further, at December 31, 2008, 16.1% of the Company’s business is affected by deposits that were from escrow companies. See “RISK FACTORS—The Company’s business is affected by a significant concentration of deposits within one industry.”

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of up to 12 months and was extended to October 31, 2008. As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program. The Board of Directors also authorized an additional $100,000 for stock repurchase under the Company’s stock repurchase plan during the extended period ended October 31, 2008.

Since the commencement of the Stock Repurchase Programs and through its expiration on October 31, 2008, the Company acquired and retired 141,601 of its shares at a weighted average price of $21.89 per share. The Repurchase Program was designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. Information on repurchases during 2008 is contained in Item 5 herein. On February 19, 2009 the Board of Directors authorized a Repurchase Program for up to $200,000 commencing February 20, 2009 to expire February 19, 2010.

On October 27, 2006, Chino Statutory Trust I, a newly formed Delaware statutory trust and wholly-owned subsidiary of the Company (the “Trust”), issued an aggregate of $3.1 million of principal amount of trust preferred securities (the “TPS”). The TPS are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The proceeds from the sale of the TPS were used by the Trust to purchase $3,000,000 in aggregate principal amount of the Company’s fixed/floating rate junior deferrable interest debentures due in 2036 (the “Debentures”). Both the TPS and the Debentures require quarterly distributions and bear interest at a fixed rate of 6.795% per annum for the first five years and thereafter at a variable rate, which will reset quarterly at the three-month LIBOR rate plus 1.68% per annum. The TPS and the Debentures both mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company and the Trust, respectively, after five years. TPS are included as Tier 1 capital, subject to a maximum of 25% of Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, no assurance can be given that the TPS will continue to be treated as Tier 1 capital in the future.

The proceeds to the Company were used to fund the stock repurchase plan described above. Pursuant to FIN 46, the Trust is not reflected on a consolidated basis in the Company’s financial statements.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

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

The Company competes for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the market is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance businesses and geographic area with effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services, that the Company does not offer directly (but some of which the Company offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Company.

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

In an effort to compete effectively, the Company provides quality, personalized service with prompt, local decision-making, which cannot always be matched by major banks. The Company relies on local promotional activities, personal relationships established by the Company’s officers, directors, and employees with the Company’s customers, and specialized services tailored to meet the needs of the Company’s primary service area.

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills and Ontario. This primary service area is currently served by approximately 28 competing banks represented by 50 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2008, the Company had 25 full-time and one part-time employee. Of these individuals, eight were officers of the Bank holding titles of Assistant Vice President or above.

Regulation and Supervision

Both federal and state laws extensively regulate banks and bank holding companies. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of particular statutes, regulations and certain regulatory guidance affecting the Company and the Bank. This summary is qualified in its entirety by such statutes, regulations and guidance, all of which are subject to change in the future.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board (“FRB”). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The FRB has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. See “Financial Modernization Act.”

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

The FRB has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the FRB's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The FRB also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the FRB may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company's equity securities. The Company’s existing stock repurchase program (see “Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters –Stock Repurchases”) is not subject to any such notification or approval requirements.

Regulation of the Bank Generally

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller, and is also a member of the Federal Reserve System, and as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System ("FRB"). Furthermore, the deposits of the Bank are insured by the FDIC to the maximum limits thereof. For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations, as well as, applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the FRB and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the FRB’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualifying minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. At December 31, 2008, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as construction and land development loans. As of December 31, 2008 and 2007, the Bank’s Total Risk-Based Capital Ratios were 16.09% and 15.24%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.90% and 14.01%, respectively. As of December 31, 2008 and 2007, the consolidated Company’s Total Risk-Based Capital Ratios were 16.48% and 15.72%, respectively, and its Tier 1 Risk-Based Capital Ratios were 13.57% and 12.67%, respectively.

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

The Comptroller and the FRB also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 11.38% and 10.82% at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007 the consolidated Company’s Leverage Capital Ratios were 10.37% and 9.78%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2008 and 2007.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2008 and 2007, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without the approval of the appropriate federal banking agency. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which augmented certain provisions of the EESA and included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the Treasury Department’s preferred stock a particular qualifying financial could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP Capital Purchase Program include:

•	dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•	common stock dividends cannot be increased for three years while the Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;

•	the Treasury Department must consent to any buyback of other stock (common or other preferred);

•	the Treasury Department’s preferred stock will have the right to elect two directors if dividends have not been paid for six periods;

•	the Treasury Department’s preferred stock cannot be redeemed for three years unless the participating institution receives the approval of its applicable banking regulator and the Treasury Department, after demonstrating to those agencies that the participating institution is financially sound without the TARP proceeds;

•	the Treasury Department receives warrants equal to 15 percent of the Treasury Department’s total investment in the participating institution; and

•	the participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible. The Stimulus Bill imposed additional executive compensation and corporate expenditure limits on all current and future TARP recipients.

We did not elect to participate in the TARP Capital Purchase Program.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. We have no current plans to participate in the senior unsecured debt of the TLGP. We are currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. For purposes of this program, the following are considered non-interest-bearing transaction accounts: Traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time; accounts commonly known as Interest on Lawyers Trust Accounts (IOLTAs) and functionally equivalent accounts; and certain Negotiable Order of Withdrawal (NOW) accounts with interest rates no higher than .50 percent.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 5 cents per $100 of domestic deposits. The Bank’s deposit insurance premiums for 2008 and 2007 were $48,236 and $48,013, respectively.

As required by law, in October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. The resulting new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. The FDIC has further proposed that beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments as described in the next sentence. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near term due to the significant cost of bank failures beginning in the third quarter of 2008, and the increase in the number of troubled banks.

The FDIC recently announced that, in view of the decrease in the deposit insurance fund’s reserves to $18.9 billion as of December 31, 2008, representing a reserve ratio of 0.40%, it will impose a special assessment in the second quarter of 2009 of 20 cents per $100 in domestic deposits. The FDIC subsequently announced that the special assessment is expected to be lowered by an additional 2 to 4 basis points by raising the fees it charges to guarantee debt under the Temporary Liquidity Guarantee Program in which the Company does not participate, and that this assessment could be lowered by an additional 10 basis points if Congress increases the FDIC's borrowing capacity with the Treasury Department to $100 billion. The FDIC also approved an increase in regular premium rates, which banks must continue to pay on top of the special assessment. The regular premium rates for most banks in the second quarter will now be between 12 and 16 basis points, compared to range of between 12 and 14 basis points which most banks currently pay.

In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-

capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•	require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 (“Patriot Act”) was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act was designed to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at a minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Company has incorporated the requirements of the Patriot Act into its operating procedures, and while these requirements have resulted in an additional time burden, the financial impact on the Company is difficult to quantify.

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

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred and expects to continue to incur significant costs in the future in connection with compliance with Section 404 of Sarbanes-Oxley, which starting with the year ended December 31, 2007, requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The SEC has extended the compliance date for the auditor attestation requirements so that the Company will not be required to comply until its fiscal year ending December 31, 2009.

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

Highlights of the Guidance include the following:

•	The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•	The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•	The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•	The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•	Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•	As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

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

Allowance for Loan and Lease Losses

     On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revised and replaced the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions.

Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•	The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•	Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•	The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

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

Item 1A. Risk Factors

Statements and financial discussion and analysis by management contained throughout this report, that are not historical, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Facts that could cause actual results to differ materially from forward-looking statements herein include, without limitation, the factors set forth below. The risks and uncertainties described below are not all inclusive because additional risks and uncertainties not presently known to management or that management currently believes are immaterial also may impair the Company’s business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. The United States economy has been in a recession since December 2007. Negative developments in the latter half of 2007 and in 2008 in the financial services industry resulted in uncertainty in the financial markets in general and a related economic downturn, which have continued into 2009. Business activity across a wide range of industries and regions is greatly reduced and many local governments and businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. Beginning in the fall of 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited for some institutions.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans. Our total non-performing assets increased to $ 1.1 million or 2.1% of total gross loans and other real estate owned at December 31, 2008, compared to zero at December 31, 2007. Moreover, competition among depository institutions for deposits and quality loans has increased. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. While our recently concluded regulatory exam did not result in any such action or order, the impact of new legislation in response to those developments may restrict our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance or stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy, and economic conditions in the Inland Empire of Southern California where substantial majority of the Company’s assets and deposits are generated, have been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

Concentrations of real estate loans could subject the Company to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2008, $37.8 million or 75.9% of our loan portfolio consisted of real estate loans, most of which are secured by real property in California. Of this amount, $33.8 million represented loans secured by commercial real estate, and $4.0 million represented loans secured by single family residences. Total non-performing assets increased to $ 1.1 million at December 31, 2008, compared to zero at December 31, 2007. This amount consisted of one nonperforming commercial loan secured by real estate in the amount of $412,000, and a $653,000 participation interest in a foreclosed property, or other real estate owned (OREO). Non-performing assets represented 2.1% and 0% of total gross loans and other real estate owned at December 31, 2008 and 2007, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase.

The Inland Empire residential real estate market experienced continued declining prices and increasing foreclosures during 2008. If residential real estate values slide further, and/or if this weakness flows over into commercial real estate, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2008 and 2007, deposits from escrow companies represented 16.1% and 20.7% of the Company’s total deposits, respectively. Four escrow companies accounted for 11.7% of total deposits at December 31, 2008. Further, approximately 62.6% of all deposits from escrow companies at December 31, 2008, representing 10.0% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company. During 2007 and 2008, the escrow industry suffered a downturn, due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time. The deposits from escrow companies in the Company decreased from $14.5 million at December 31, 2007 to $11.4 million at December 31, 2008, while total deposits decreased by $0.6 million during that same time period. A further reduction in escrow deposits could have an adverse effect on the Company’s financial condition and earnings, although the decrease in the percentage of escrow deposits as a percentage of the total has reduced this future risk to some extent. See also Notes 11 and 17 to the consolidated financial statements in Item 8 herein.

The Company’s earnings are subject to interest rate risk, especially if rates fall. Banking companies' earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the FRB, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management.”

The Company may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to need to rely more heavily on borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business – Competition.”

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt. The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected. The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program ("TLG Program"). We did not elect to participate in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. This is particularly true given the change in administration that occurred on January 20, 2009. As a result, it is impossible to predict the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Our expenses will increase as a result of increases in FDIC insurance premiums. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15% . Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio, which fell to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

As a result of this reduced reserve ratio, on October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

As a member institution of the FDIC, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank’s deposit insurance premiums for 2008 and 2007 were $48,236 and $48,013, respectively. Due to the continued failures of unaffiliated FDIC insured depository institutions, it is expected that the Bank’s FDIC deposit insurance premiums will continue to increase in the future, perhaps significantly, thereby adversely impacting our future earnings.

The FDIC recently announced that, in view of the decrease in the deposit insurance fund’s reserves to $18.9 billion as of December 31, 2008, representing a reserve ratio of 0.40%, it will impose a special assessment in the second quarter of 2009 of 20 cents per $100 in domestic deposits. The FDIC subsequently announced that the special assessment is expected to be lowered by an additional 2 to 4 basis points by raising the fees it charges to guarantee debt under the Temporary Liquidity Guarantee Program in which the Company does not participate, and that this assessment could be lowered by an additional 10 basis points if Congress increases the FDIC's borrowing capacity with the Treasury Department to $100 billion.

The FDIC also approved an increase in regular premium rates, which banks must continue to pay on top of the special assessment. The regular premium rates for most banks in the second quarter will now be between 12 and 16 basis points, compared to range of between 12 and 14 basis points which most banks currently pay.

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

If our information systems were to experience a system failure or a breach in our network security, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. In addition, we must be able to protect our computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems and with the help of third-party service providers, will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

There is a limited public market for the Company’s stock, so shareholders may be unable to sell their shares at the times and in the amounts they desire. The Company’s stock is not listed on any national or regional exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), although the stock is quoted for trading on the Over-the-Counter (“OTC”) Bulletin Board. While the Company’s common stock is not subject to any specific restrictions on transfer, shareholders may have difficulty selling their shares of common stock at the times and in the amounts they desire.

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared for the foreseeable future.

The Company is a legal entity separate and distinct from its banking subsidiary. Substantially all of the Company’s revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to the Company by the Bank. Dividends payable to the Company by the Bank are restricted under federal laws and regulation. See “Item 5, Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Description of Properties

The Company's main office and administrative headquarters are located at 14345 Pipeline Avenue, Chino, California. The Company leases these premises pursuant to a lease which within an initial term which expired on June 30, 2005, and the Company exercised its one renewal option for an additional five-year term. Current rent expense under the lease is $7,047 per month, with annual rental increases based on the increase in the consumer price index for the Los Angeles/Orange County areas, not to exceed 3% in any year. The Company's main office consists of approximately 7,000 square feet of interior floor space in a single-story 13,000 square foot commercial office building. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

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

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2008 and 2007, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers.

	Quotations for
	the Company’s		Approximate
	Common Stock[1]		Trading Volume[2]
	High	Low

Year Ended December 31, 2008

Fourth Quarter	$16.50	$9.00	26,058
Third Quarter	$17.00	$16.00	3,559
Second Quarter.	$22.00	$17.00	7,109
First Quarter	$24.75	$20.50	18,066

Year Ended December 31, 2007

Fourth Quarter	$26.00	$24.00	21,144
Third Quarter	$26.50	$24.00	8,772
Second Quarter.	$25.00	$21.00	22,593
First Quarter	$23.00	$20.00	32,007

Holders

As of March 18, 2009 there were approximately 409 shareholders of record of the common stock.

Dividends

The Company’s ability to declare dividends, as a bank holding company that currently has no significant assets other than its equity interest in the Bank, depends primarily upon dividends it receives from the Bank. The Bank's dividend practices in turn depend upon legal restrictions, the Bank's earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank's Board of Directors at that time.

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

2 The trading volume does not include purchases performed privately under the stock repurchase plan during 2007 and 2008, which were 84,816 and 4,480 shares, respectively.

any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. To the extent that the Company receives cash dividends from the Bank, the Company presently uses those funds, primarily, to service the debt (Trups). No assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to its capital stock (see Note 10 to the consolidated Financial Statements in Item 8).

Stock Repurchases

On October 19, 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of up to 12 months and was extended to October 31, 2008, when it expired. The Board of Directors also authorized an additional $100,000 for stock repurchase under the Company’s stock repurchase plan since it was originally approved. As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program. On February 19, 2009 the Board of Directors authorized a Repurchase Program for up to $200,000 commencing February 20, 2009 to expire February 19, 2010.

Since the commencement of the Repurchase Program the Company has acquired and retired 141,601 of its shares at a weighted average price of $21.89 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations.

In 2007 and 2008 the Company repurchased 115,362 shares. The following table provides information concerning the Company’s repurchases of its common stock during 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Average per share price	$22.27	$-	$-	$-
Number of shares purchased as part of publicly
announced plan or program	4,480	0	0	0
Cumulative shares repurchased under program	141,601	141,601	141,601	141,601
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$242	$242	$242	$242

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

Equity compensation plans	104,821	$7.30	108,405
approved by security holders.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company2, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2008 and 2007, and for each of the years in the three year period ended December 31, 2008, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report. All share and per share information set forth herein has been adjusted to reflect the three-for-two stock split declared for shareholders of record as of May 20, 2004. Statistical information set forth below is generally based upon average daily balances.

2 Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for 2005 and earlier, is for the Bank only.

		Selected Financial Date
	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$83,393	$79,949	$90,475	$91,332	$77,086
Investment securities held to maturity	3,167	3,873	4,784	5,851	4,801
Investment securities available for sale	8,792	7,339	11,839	16,311	15,563
Loans receivable, net [1]	48,986	52,374	51,021	41,807	34,397
Deposits	70,998	70,397	79,454	84,022	70,741
Non-interest bearing deposits	32,601	42,271	53,845	62,611	56,112
FHLB advances	2,400	–	–	–	–
Subordinated notes payable to subsidiary trust	3,093	3,093	3,093	–	–
Stockholders’ equity	6,181	5,886	7,453	6,694	5,901
Selected Operating Data:
Interest income	4,399	5,146	5,086	4,235	3,065
Interest expense	973	976	512	260	172
Net interest income	3,426	4,170	4,574	3,975	2,893
Provision for loan losses	472	179	72	137	78
Net interest income after provision for loan losses	2,954	3,991	4,503	3,838	2,815
Non-interest income	1,093	935	704	579	579
Non-interest expense	3,574	3,714	3,570	2,965	2,477
Income tax expense	164	469	627	567	336
Net income	$309	$743	$1,010	$885	$581
Share Data:
Basic income per share	$0.44	$1.02	$1.23	$1.08	$0.71
Diluted income per share	$0.41	$0.94	$1.14	$1.00	$0.66
Weighted average common shares outstanding:
Basic	700,349	727,894	821,996	818,453	818,453
Diluted	750,115	788,842	883,736	884,212	883,672
Performance Ratios:[2]
Return on average assets	0.40%	0.88%	1.14%	1.05%	0.82%
Return on average equity	5.32%	12.68%	13.91%	14.03%	10.26%
Equity to total assets at the end of the period	7.41%	7.36%	8.24%	7.33%	7.66%
Net interest spread[3]	3.58%	3.74%	4.40%	4.04%	3.49%
Net interest margin[4]	5.02%	5.53%	5.78%	5.13%	4.48%
Average interest-earning assets to
average interest-bearing liabilities	200.89%	235.81%	314.74%	425.45%	473.56%
Net loans to deposits at year end	69.00%	74.40%	65.16%	50.58%	49.37%
Core efficiency ratio[5]	79.09%	72.75%	67.64%	65.11%	71.33%
Non-interest expense to average assets	4.62%	4.62%	4.01%	3.51%	3.50%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, except per share data)

Regulatory Capital Ratios: [2]
Average equity to average assets	7.13%	6.96%	8.16%	7.46%	8.00%
Leverage capital	10.37%	9.78%	11.19%	7.54%	8.36%
Tier I risk-based	13.57%	12.67%	16.09%	12.14%	13.80%
Risk-based capital	16.48%	15.72%	18.08%	13.21%	14.81%
Asset Quality Ratios:2, 6
Allowance for loan losses as a percent of gross loans
receivable[1]	1.41%	1.36%	1.19%	1.28%	1.17%

Net charge-offs to average loans held for investment	0.96%	0.14%	n/a	n/a	n/a
Non-performing loans to total loans held for
investment	0.83%	n/a	n/a	n/a	n/a

1 The allowance for loan losses at December 31, 2008, 2007, 2006, 2005, and 2004 were $702,409, $725,221, $615,808, $544,140, and $407,046, respectively.

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

6 For definitions and further information relating to the Bank’s regulatory capital requirements (see “Regulation and Supervision –Capital Adequacy Requirements”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three year period ended December 31, 2008. The discussion should be read in conjunction with the consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report.

Statements Regarding Forward-Looking Information

Except for historical information contained herein, the matters discussed or incorporated by reference in this report contain forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1937 (the “Exchange Act”), that involve substantial risks and uncertainties.

When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results of Chino Commercial Bancorp could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-K and in the Company’s other reports filed with the SEC pursuant to the rules and regulations of the SEC.. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Risk factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1A – Risk Factors.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2008.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2008 and December 31, 2007—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included under Item 8 – ”Financial Statements.”

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2008, the Company recorded net income of $308,948 compared with $742,609 for the year ended December 31, 2007, a decline of 58.4% . Net income in 2007 was $266,946 lower than 2006 net earnings of $1,009,555. Net income per basic share was $0.44 for 2008, as compared to $1.02 in 2007 and $1.23 in 2006. The Company’s Return on Average Equity was 5.32% and Return on Average Assets was 0.40% in 2008, compared 13.14% and 0.88%, respectively for 2007, and 13.91% and 1.14%, respectively in 2006.

The following are factors impacting the Company’s results of operations in recent years:

•	The loan loss provision was $292,177 higher in 2008 than in 2007, an increase of 162.8%, and was $107,752 higher in 2007 than in 2006, representing a 150.3% increase. The Company increased its loan loss provision in 2007 due to the growth of its loan portfolio and a declining economy. The Company further increased its loan loss provision in 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans (see below).

•	Net interest income decreased $744,510 in 2008 compared to 2007, a 17.9% decrease, and net interest income decreased $404,457 in 2007 compared to 2006, an 8.8% decrease. The decreases in net interest income were due primarily to decreases in interest earning assets coupled with increases in interest-bearing liabilities. Average interest earning assets declined $7.1 million in 2008 compared to 2007, and decreased $3.5 million in 2007 compared to 2006. While average earning assets declined, average interest-bearing liabilities increased. In 2008, average interest-bearing liabilities increased $2.4 million, compared to 2007, and in 2007, average interest-bearing liabilities increased $6.6 million, compared to 2006. The net interest margin declined from 5.79% in 2006, to 5.53% in 2007, to 4.46% in 2008 due principally to a drop in the interest rates on interest earning assets, an increase in the ratio of interest bearing deposits to total deposits, and competitive pressures on deposit interest rates.

•	Non-interest income increased by $157,426, or 16.8%, in 2008 relative to 2007, and by $230,973, or 32.8% in 2007 over 2006. The most significant factor in this area of improvement in both years is the increase in service charges on deposits, which increased $148,511, or 18.5%, in 2008 relative to 2007, and increased $232,952, or 41.0%, in 2007 over 2006. This is due to increases in volume subject to analysis charges and returned item charges.

•	Operating expense decreased by $140,473, or 3.8%, in 2008 in comparison to 2007, while operating expense increased by $144,265, or 4.0%, in 2007 over 2006. Advertising and marketing expenses accounted for more than half of the 2008 decrease in operating expense, declining by $76,702, or 50.1%, relative to 2007 marketing expenses which increased $54,669, or 55.6%, compared to 2006. In 2007, the Company participated in numerous marketing campaigns in 2007 that were not repeated at the same volume in 2008. The largest component of operating expenses is salaries and employee benefits, which changed slightly over the three-year periods. Salaries and employee benefits increased by $20,420, or 1.1%, in 2008 compared to 2007, and $125,022, or 7.0%, in 2007, compared to 2006.

The following are additional factors that are key in understanding our current financial condition:

•	Total assets increased by $3.4 million, or 4.3%, during 2008. Although loans declined $3.4 million, or 6.4%, during 2008, investments increased $13.1 million, or 116.2%. Included in the increase in investments is $12.5 million in short-term, interest-bearing deposits in other banks. At December 31, 2008, the Company had no Federal funds sold as compared to December 31, 2007 when the Company had a balance of $7.4 million in Federal funds sold. As loan demand increases and investment securities become more profitable, the Company will decrease its investment in deposits in other banks and fund higher-yielding interest earning assets.

•	Total deposits increased slightly to $71.0 million at December 31, 2008 from $70.4 million at December 31, 2007, a 0.9% increase. Total non-interest bearing deposits decreased from $42.3 million at December 31, 2007 to $32.6 million for reporting period ended December 31, 2008, a 22.9% decrease. On the other hand, interest-bearing deposits increased from $28.1 million at the prior year end to $38.4 million at December 31, 2008, a 36.5% increase.

The increase in interest-bearing deposits is the result of the Company’s focus on attracting new customers.

•	Nonperforming assets were $1.1 million or 2.14% of total loans and other real estate owned at December 31, 2008, compared to zero at December 31, 2007. Non performing loans were $412,343 and consisted of one commercial loan secured by real estate with collateral values that are believed to be sufficient to cover the debt. This nonperforming loan and a partial charge off of a loan transferred to other real estate owned with a balance of $653,131 at December 31, 2008 led Management to increase its allowance for loan losses during the year ended December 31, 2008.

Results of Operations Net Interest Income and Net Interest Margin

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

Net interest income was $3.4 million in 2008, compared to $4.2 million in 2007 and $4.6 million in 2006. This represents a decrease of 17.9% in 2008 over 2007, and a decrease of 8.8% in 2007 over 2006. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

The following table sets forth certain information relating to the Company for the years ended December 31, 2008, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances. Yields include amortized loan fees and costs, which are considered adjustments to yields. The table reflects the Bank’s average balances of assets, liabilities and stockholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate & Yield

				Year ended December 31,
		2008			2007			2006
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
					($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$51,505	$3,827	7.43%	$51,798	$4,064	7.85%	$46,410	$3,639	7.84%
U.S. government agencies securities	703	28	3.99%	2,731	112	4.09%	6,935	245	3.53%
Mortgage-backed securities	7,884	359	4.55%	9,802	412	4.20%	11,992	530	4.39%
Other securities & Due from banks time	3,181	102	3.22%	2,195	108	4.95%	6,236	298	4.78%
Federal funds sold	5,035	83	1.64%	8,876	450	5.07%	7,374	374	5.07%
Total interest-earning assets	68,308	$4,399	6.44%	75,402	$5,146	6.83%	78,947	$5,086	6.44%
Non-interest earning assets	9,111			9,313			9,974
Total assets	$77,419			$84,715			$88,921

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$23,946	$590	2.47%	$22,934	$606	2.65%	$19,859	$364	1.83%
Savings	1,159	3	0.25%	1,167	3	0.28%	1,042	4	0.38%
Time deposits < $100,000	2,690	78	2.89%	1,938	65	3.35%	1,517	41	2.70%
Time deposits equal to or > $100,000	3,027	97	3.22%	2,504	97	3.82%	2,103	65	3.09%
Federal funds purchased	37	1	2.91%	0	0	0.00%	0	0	0.00%
Other borrowings	50	0	0.13%	0	0	0.00%	3	1	33.33%
Subordinated debenture	3,093	204	6.59%	3,093	205	6.63%	559	37	6.62%
Total interest-bearing liabilities	34,002	$973	2.86%	31,636	$976	3.09%	25,083	$512	2.04%
Non-interest bearing deposits	35,693			46,058			55,920
Non-interest bearing liabilities	1,914			1,369			663	24,521
Stockholders' equity	5,810			5,652			7,255	28,543
Total liabilities & stockholders' equity	$77,419			$84,715			$88,921

Net interest income		$3,426			$4,170			$4,574

Net interest spread [2]			3.58%			3.74%			4.40%
Net interest margin [3]			5.02%			5.53%			5.79%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $50,000, $125,000, and $97,000 for years ended December 31, 2008, 2007, and 2006, respectively.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Rate/Volume Analysis

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of each change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balances. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance.

			Years Ended December 31,
		2008 vs. 2007			2007 vs 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Loans	($23)	($214)	($237)	$426	($1)	$425
Securities of U.S. government agencies	(81)	(3)	(84)	(167)	34	(133)
Mortgage-backed securities	(87)	34	(53)	(90)	(28)	(118)
Other securities & Due from banks time	39	(45)	(6)	(199)	9	(190)
Federal funds sold	(143)	(224)	(367)	76	0	76
Total interest-earning assets	(295)	(452)	(747)	46	14	60

Interest-bearing liabilities
Money market & NOW	26	(42)	(16)	63	179	242
Savings	0	0	0	0	(1)	(1)
Time deposits < $100,000	23	(10)	13	13	11	24
Time deposits equal to or > $100,000	19	(19)	0	12	20	32
Federal funds purchased	1	0	1	0	0	0
Other borrowed funds	0	0	0	0	(1)	(1)
Subordinated debenture	0	(1)	(1)	168	0	168
Total interest-bearing liabilities	69	(72)	(3)	256	208	464
Change in net interest income	($364)	($380)	($744)	($210)	($194)	($404)

As shown above, pure volume variances resulted in a $364,000 decline in net interest income in 2008 relative to 2007. The negative volume variance is mainly due to reductions of average earning assets, as shown in the Distribution, Rate and Yield table. Average interest-earning assets declined $7.1 million in 2008, relative to 2007, a reduction of 9.4% resulting from a reduction in average Federal funds sold of $3.8 million, a reduction in average investment securities of $3.0 million, and a slight reduction in average loans of $0.3 million. Average non-earning assets were at 12% of total assets for 2008 and at 11% for 2007. The volume variance was also negatively impacted by a shift on the liability side from lower-cost demand deposits to higher-cost time deposits. The average balance of total interest-bearing deposits increased by $2.3 million, or 8%, in 2008 relative to 2007, with most of the increase coming in higher-cost deposit categories. Lower-cost NOW, savings, and money market deposits declined to 81% of average interest-bearing deposits in 2008 from 84% in 2007.

The rate variance for 2008 relative to 2007 was negative $381,000, because the weighted average yield on loans experienced a decrease of 42 basis points and the yield on Federal funds experienced a decrease of 343 basis points. Short-term market interest rates were relatively stable until the FRB approved a decrease in the fed funds rate in mid-September 2007, and since then they are down by 525 basis points through December 31, 2008. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the rate on interest-earning assets falling by 39 basis points and the cost of interest-bearing liabilities declining 23 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased somewhat.

The Company’s net interest margin, which is net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. The net interest margin was 5.02% in 2008 as compared to 5.53% in 2007, a drop of 51 basis points. Currently, our interest rate risk profile is relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last two years. An asset-sensitive balance sheet means that all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising. In reality, short-term rates were rising for a period of about two years prior to the third quarter of 2006, and remained relatively stable thereafter until the FRB approved a decrease in the fed funds rate in September 2007. After rates stopped increasing in 2006, deposit rates, which typically lag when market interest rates are increasing, began to catch up to the increases experienced in earning asset yields when rates were rising and created compression in our net interest margin. Short-term market interest rates have been falling for the past year; however, due to competitive pressures, deposit rates have been slow to follow the drop in market interest.

In 2007 relative to 2006, volume variances resulted in a $220,000 decline to net interest income. The negative volume variance is mainly due to growth in average interest-bearing liabilities assets, which were $6.6 million higher in 2007 than in 2006, an increase of 26%. This was mainly due to a $3.1 subordinated note entered into on November 27, 2006. The volume variance in 2007 was negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost borrowed funds. The average balance of borrowed funds was $2.5 million higher in 2007 than in 2006, an increase of 450%, while average interest-bearing deposits increased by only $4 million, or 16%, for the same time periods. Overall, the weighted average cost of interest-bearing liabilities increased by 105 basis points while the weighted average yield on interest-earning assets increased by only 39 basis points. This led to an unfavorable rate variance in 2007 relative to 2006.

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

The Company’s provision for loan losses was $471,538, $179,421 and $71,669 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company increased its loan loss provision in 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans. The increase in the provision for loan losses during 2007 reflects the increase in loan receivable balances and credit concerns during the downturn on the economy. The allowance for loan losses was $702,409 or 1.41% of gross loans held for investment at December 31, 2008 as compared to $725,211 or 1.36% and $615,808 or 1.19% of gross loans held for investment at December 31, 2007 and 2006, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned quantitative and qualitative factors for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Comparison of Financial Condition at December 31, 2008 and December 31, 2007 –Allowance for Loan Losses,” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

				Non-Interest Income
				($ in thousands)
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on deposit accounts	$950	86.9%	$802	85.7%	$569	80.8%
Other miscellaneous fee income	36	3.3%	34	3.6%	38	5.4%
Dividend income from restricted stock	44	4.0%	37	4.0%	33	4.7%
Income from bank owned life insurance	63	5.8%	62	6.7%	64	9.1%
Total non-interest income	$1,093	100.0%	$935	100.0%	$704	100.0%

Non-interest income increased by $157,426 or 16.8% to $1,092,529 for the year ended December 31, 2008 as compared to $935,103 for the year ended December 31, 2007, primarily due to an increase in collected charges for non-sufficient fund activity. Total non-interest income represented 19.9% of total revenue for 2008 as compared to 15.4% for 2007.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks placing, stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees increased $148,511 or 18.5% to $950,257 for the year ended December 31, 2008 from $801,746 and $568,794 for the years ended December 31, 2007 and 2006, respectively. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased 17.1% in 2008 to 1,944 accounts at year end from 1,660 and 1,603 accounts at December 31, 2007 and 2006, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

			Non-Interest Expense
			($ in thousands)
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Salaries and employee benefits	$ 1,925	54.0%	$ 1,904	51.2%	$ 1,779	49.8%
Occupancy and equipment	346	9.7%	340	9.2%	405	11.3%
Data and item processing	323	9.0%	331	8.9%	279	7.8%
Deposit products and services	204	5.7%	257	6.9%	349	9.8%
Legal and other professional fees	191	5.3%	207	5.6%	203	5.7%
Regulatory assessments	87	2.4%	92	2.5%	56	1.6%
Advertising and marketing	76	2.1%	153	4.1%	98	2.7%
Directors’ fees and expenses	77	2.2%	79	2.1%	88	2.5%
Printing and supplies	41	1.1%	63	1.7%	64	1.8%
Telephone	28	0.8%	30	0.8%	33	0.9%
Insurance	32	0.9%	31	0.8%	24	0.7%
Reserve for undisbursed lines of credit	(28)	-0.8%	13	0.4%	(29)	-0.8%
Other expenses	272	7.6%	214	5.8%	221	6.2%
Total non-interest expenses	$ 3,574	100.0%	$ 3,714	100.0%	$ 3,570	100.0%
Non-interest expense as a
percentage of average earning assets		5.2%		4.9%		4.5%
Efficiency ratio		79.1%		72.8%		67.6%

Non-interest expense decreased $140,473 or 3.8% to $3.6 million for the year ended December 31, 2008 as compared to $3.7 million for year ended December 31, 2007. Non-interest expense increased by $144,265, or 4.0%, in 2007 in comparison to $3.6 million for the year ended December 31, 2006. Advertising and marketing expenses accounted for more than half of the 2008 decrease in operating expense, declining by $76,702, or 50.1%, relative to 2007 marketing expenses which increased $54,669, or 55.6%, compared to 2006. In 2007, the Company participated in numerous marketing campaigns in 2007 that were not repeated at the same volume in 2008. The largest component of operating expenses is Salaries and employee benefits, which changed slightly over the three year periods. Salaries and employee benefits increased by $20,420, or 1.1%, in 2008 compared to 2007, and $125,022, or 7.0%, in 2007, compared to 2006.

Deposit products and services expenses which includes courier expense, third party payments and check printing charges decreased to $323,000 for the year ended December 31, 2008 as compared to $257,000 and $349,000 for the years ended December 31, 2007 and 2006, respectively. As balances decrease in the customers’ accounts, credit is not available to warrant payment of deposit products and services by the Company. Decreases in these expenses is directly related to decreased balances in analyzed accounts.

The efficiency ratio increased to 79.1% for the year ended December 31, 2008 from 72.8% for the prior year due primarily to the decrease in average earning assets.

Provision for Income Taxes

In 2008 the Company’s provision for federal and state income taxes was $163,842, while the tax provision was $468,909 and $627,464 for 2007 and 2006, respectively. This represents 34.7% of income before taxes in 2008, 38.7% in 2007, and 38.3% in 2006. The decrease in the effective rate for 2008 is a direct result of the Company’s decrease in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15% California state net of federal tax benefit.

Comparison of Financial Condition at December 31, 2008

General

Total assets increased by $3.4 million, or 4.3%, during 2008 to $83.4 from $79.9 at December 31, 2007. Although loans declined $3.4 million, or 6.4%, due to low loan demand relative to a slow economy during 2008, investments increased $13.1 million, or 116.2% . Included in the increase in investments is $12.4 million in short-term, interest-bearing deposits in other banks. At December 31, 2008, the Company had no Federal funds sold as compared to December 31, 2007 when the Company had a balance of $7.4 million in Federal funds sold. As loan demand increases and investment securities become more profitable, the Company will decrease its investment in deposits in other banks and fund higher-yielding interest earning assets.

Total deposits increased slightly to $71.0 million at December 31, 2008 from $70.4 million at December 31, 2007, a 0.9% increase. Total non-interest bearing deposits decreased from $42.3 million at December 31, 2007 to $32.6 million for reporting period ended December 31, 2008, a 22.9% decrease. On the other hand, interest-bearing deposits increased from $28.1 million at the prior year end to $38.4 million at December 31, 2008, a 36.5% increase. The increase in interest-bearing deposits is the result of the Company’s focus on attracting new customers.

Nonperforming assets were $1.1 million or 2.11% of total loans and other real estate owned at December 31, 2008, compared to zero at December 31, 2007. Non performing loans were $412,343 and consisted of one commercial loan secured by real estate with collateral values believed to be sufficient to cover the debt. This nonperforming loan and a partial charge off of a loan transferred to other real estate owned with a balance of $653,131 at December 31, 2008 led Management to increase its allowance for loan losses during the year ended December 31, 2008.

Loan Portfolio Composition

Gross loans decreased by $3.4 million or 6.4% to $49.8 million as of December 31, 2008 from $53.2 million as of December 31, 2007. Net loans comprised 58.8% and 65.5% of the total assets at December 31, 2008 and December 31, 2007, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses by major category, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions
			at December 31

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Construction	$ 821	1.7%	$ 2,607	4.9%	$ 1,925	3.7%
Real estate	37,794	75.9%	39,726	74.7%	37,522	72.5%
Commercial	10,607	21.3%	10,063	18.9%	11,655	22.5%
Installment	544	1.1%	791	1.5%	671	1.3%
Gross loans	$ 49,766	100.0%	$ 53,187	100.0%	$ 51,773	100.0%

Real estate loans decreased by $1.9 million or 4.9% to $37.8 million or 75.9% of total loans at December 31, 2008 from $39.7 million at December 31, 2007 or 74.7% of total loans. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans declined to $33.8 million at December 31, 2008 from $36.1 million at December 31, 2007. Residential real estate loans increased slightly to $4.0 at December 31, 2008, compared to $3.6 at December 31, 2007. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the

Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will make up a significant part of the Company’s loan portfolio in the future.

Commercial loans increased slightly by $0.5 million to $10.6 million or 5.1% of total loans at December 31, 2008 from $10.1 million at December 31, 2007 or 21.3% of total loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans, consisting primarily of participations in loans to single-family real estate developers and to individuals in Southern California, decreased by $1.8 million to $0.8 million or 1.7% of total loans at December 31, 2008 from $2.6 million at December 31, 2007 or 4.9% of total loans. The reduction was accomplished through a partial charge-off and a booking of the remainder to Other Real Estate Owned.

Installment loans, consisting primarily of consumer loans, decreased by $246,598 to $543,937 or 1.1% of total loans at December 31, 2008 from $790,535 or 1.5% of total loans at December 31, 2007.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans at December 31, 2008. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change.

	Loan Maturities and Repricing Schedule
	As of December 31, 2008
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Construction	$821	$-	$-	$821
Real estate	4,537	12,967	20,290	37,794
Commercial	4,856	2,437	3,314	10,607
Installment	102	162	280	544
Total gross loans	$10,316	$15,566	$23,884	$49,766
Loans with floating interest rates	$6,410	$8,003	$16,905	$31,318
Loans with fixed interest rates	$3,906	$7,563	$6,979	$18,448

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At December 31, 2008 and 2007, the Company had $4.9 million and $7.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2008 and 2007 the Company had established a reserve for unfunded commitments of $12,313 and $40,439 respectively.

At December 31, 2008 and 2007, the Company had letters of credit of $128,000 and $140,000, respectively. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note 15 to the audited consolidated financial statements in Item 8 herein.

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

	For year ended December 31
	2008	2007	2006
		($ in thousands)
NON-ACCRUAL LOANS: [1]
Construction	$-	$-	$-
Real estate	0	0	0
Commercial	412	0	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	412	0	0

LOANS 90 DAYS OR MOREPAST DUE& STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0
TOTAL NONPERFORMING LOANS	412	0	0
OREO	653	0	0

TOTAL NONPERFORMING ASSETS	$1,065	$-	$-
Restuctured loans as a percentage of total loans	n/a	n/a	n/a
Nonperforming loans as a percentage of total loans [3]	0.83%	n/a	n/a
Nonperforming assets as a percentage of total loans and OREO	2.11%	n/a	n/a

1Additional interest income of approximately $2,200 would have been recorded for the period ended December 31, 2008 if this loan had been paid or accrued in accordance with original terms.

2Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

3Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

As of December 31, 2008, the Company had no restructured loans, but had one loan on non-accrual status and one OREO consisting of a participation interest in a development of 24 residential single-family units located in Highland, California. One unit sold in December, 2008. The non-accrual loan is paid current at this time, and may become a performing loan if this current status continues. On December 31, 2007, the Company had no loans on non-accrual status and no restructured loans. Management anticipates a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $702,409 and $725,211 at December 31, 2008 and December 31, 2007, respectively.

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

At December 31, 2008 and 2007, the allowance for loan losses was $702,409 and $725,211, respectively. The ratios of the allowance for loan losses to total loans held for investment at December 31, 2008 and 2007 were 1.41% and 1.36%, respectively. There were five charge-offs for the year ended December 31, 2008 totaling $568,211 and two charge-offs for the year ended December 31, 2007 totaling $70,018. Both of these charge-offs of 2007 were recovered in February 2008.

There can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, for the years ended December 31, 2008, 2007 and 2006, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For years ended December 31,
	2008	2007	2006
		($ in thousands)
Balances:
Average total loans
outstanding during period	$51,505	$51,798	$47,128
Total loans outstanding
at end of the period	$49,766	$53,187	$51,773
Allowance for loan losses:
Balance at the beginning of period	$725	$616	$544
Provision charged to expense	472	179	72
Charge-offs
Construction loans	298	0	0
Commercial loans	251	61	0
Commercial real estate loans	0	9	0
Installment loans	20	0	0
Total	569	70	0
Recovrries
Construction loans	0	0	0
Commercial loans	65	0	0
Commercial real estate loans	9	0	0
Installment loans	0	0	0
Total	74	0	0
Net loan chage-offs
(recoveries)	495	70	0
Balance	$702	$725	$616

Ratios:
Net loan charge-offs to average total loans	0.96%	0.14%	n/a
Provision for loan loses to average total loans	0.92%	0.35%	0.15%
Allowance for loan losses to total loans at the
end of the period	1.41%	1.36%	1.19%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	70.38%	9.66%	n/a
Net loan charge-offs (recoveries) to Provision
for loan losses	104.84%	39.11%	n/a

The Company concentrates the majority of its earning assets in loans where there are inherent risks. The Company anticipates continuing concentrating the preponderance of its loan portfolio in both commercial and real estate loans. A smaller part of the loan portfolio is represented by installment and consumer loans.

While the Company believes that its underwriting criteria are prudent, outside factors, such as the recession or natural disaster in Southern California could adversely impact credit quality. The Company attempts to mitigate collection problems by supporting its loans with collateral. The Company also utilizes an outside credit review firm in an effort to maintain loan quality. The firm reviews a loan sample group of loans over $100,000 semi-annually with new loans and those that are delinquent receiving special attention. The use of this outside service provides the Company with an independent look at its lending activities. In addition to the Company’s internal grading system, loans criticized by this outside review may be downgraded, with appropriate reserves added if required.

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

The following table provides a breakdown of the allowance for loan losses by categories as of the dates indicated:

		Allocation of Allowance for Loan Losses
			as of December 31,
	2008		2007		2006
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
Balance at End of		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans
			($ in thousands)

Construction	$11	1.7%	$24	4.9%	$14	3.7%
Real Estate	474	75.9%	420	74.7%	437	72.5%
Commercial	186	21.3%	131	18.9%	106	22.5%
Installment	14	1.1%	30	1.5%	7	1.3%
Unallocated	17		120		52
Total allowance for
loan losses	$702	100.0%	$725	100.0%	$616	100.0%

Total loans held for
investment	$49,766		$53,187		$51,773

Investment Portfolio

The investment policy of the Company, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco (“FHLB”), and Pacific Coast Bankers’ Bank (“PCBB”). Restricted stock investments totaled $677,650 and $654,250 at December 31, 2008 and 2007, respectively, and are carried at cost.

The investment securities portfolio at fair value was $12.0 million at December 31, 2008 and $11.2 million at December 31, 2007. Investment securities represented 14.3% of total assets at December 31, 2008 and 14.0% of total assets at December 31, 2007. As of December 31, 2008, $8.8 million of the investment portfolio was classified as available for sale and $3.2 million was classified as held to maturity. As of December 31, 2007, $7.3 million of the investment portfolio was classified as available for sale and $3.9 million was classified as held to maturity. The investment portfolio at December 31, 2008 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair market value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2008		2007		2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
			($ in thousands)
Held to maturity:
Municipal	$439	$437	$441	$450	$444	$454
Mortgage-backed securities	2,554	2,584	3,224	3,212	4,094	3,987
Corporate bonds	174	165	208	218	246	255
Total held to maturity	3,167	3,186	3,873	3,880	4,784	4,696

Available for sale:
Federal agency	$2,010	$2,010	$997	$997	4,959	4,959
Municipal	744	744	737	737	744	744
Mortgage-backed securities	5,020	5,020	5,605	5,605	6,136	6,136
Corporate bonds	1,017	1,017	0	0	0	0
Total available for sale	8,791	8,791	7,339	7,339	11,839	11,839
Total	$11,958	$11,977	$11,212	$11,219	$16,623	$16,535

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2008. The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

		Investment Maturities and Repricing Schedule
				($ in thousands)
	Less Than		After One But		After 5 But		After 10 But
	One Year		Within 5 Years		Within 10 Years		Within 20 Years
Held to maturity:
Municipal	$-	- -	$-	- -	$101	6.18%	$338	5.90%
Corporate bonds	- -	- -	174	6.54%	- -	- -	- -	- -
Total held to maturity	- -	- -	174	6.54%	101	6.18%	338	5.90%

Available for sale:
Federal agency	1,001	4.93%	- -	- -	- -	- -	- -	- -
Municipal	- -	- -	- -	- -	- -	- -	744	5.86%
Corporate bonds	1,017	5.99%	- -	- -	- -	- -	- -	- -
Total available for sale	2,018	5.46%	- -	- -	- -	- -	744	5.86%
Total	$2,018	5.46%	$174	6.54%	$101	6.18%	$1,082	5.87%

Deposits

Total deposits at December 31, 2008 and 2007 were $71.0 million and $70.4 million, respectively. The increase in total deposits resulted from deposit-oriented marketing initiatives. The Company is now building a well-diversified customer deposit base to offset the general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activities. Overall, the total number of deposit accounts increased during this period; however, the average balances per account declined. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases.

A comparative distribution of the Company’s deposits at December 31st for each year from 2006 through 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

		Distribution of Deposits and Percentage Compositions
			at December 31

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Demand	$32,601	46.0%	$42,271	60.0%	$53,845	67.7%
NOW	1,849	2.6%	1,999	2.8%	529	0.7%
Savings	1,065	1.5%	1,203	1.7%	1,001	1.3%
Money Market	26,585	37.4%	20,712	29.5%	19,378	24.4%
Time Deposits < $100,000	3,842	5.4%	2,055	2.9%	1,819	2.3%
Time Deposits > $100,000	5,056	7.1%	2,157	3.1%	2,882	3.6%
	$70,998	100.0%	$70,397	100.0%	$79,454	100.0%

The Company experienced a challenging deposit environment in 2008 and 2007 due to market uncertainties and strong competition for core deposits. Non-interest bearing demand deposits decreased from 67.7% of total deposits at December 31, 2006, to 46.0% at December 31, 2008.

The percentage of total deposits represented by time deposits was 12.5% and 6.0% at December 31, 2008 and 2007, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 3.22% and 3.82% for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Company had deposits from certain of its directors totaling $7.9 million and $9.9 million, respectively. See “Risk Factors – The Company’s business may be affected by a significant concentration of deposits with related parties”. Furthermore, at December 31, 2008 and 2007, deposits from escrow companies represented $11.4 million or 16.1% and $14.5 million or 20.7% of the Company’s total deposits, respectively. See “Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2008, the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $5.1 million were as follows:

Maturities of Time Deposits
At December 31, 2008
($ in thousands)

	Three		Six to	Over
	months or	Three to	twelve	twelve
	less	six months	months	months

Time cerfiticates of deposit <$100,000	$1,465	$2,309	$68	$-
Time cerfiticates of deposit >$100,000	1,494	1,889	1,673	0
	$2,959	$4,198	$1,741	$-

Federal Home Loan Advances and Other Borrowings

The Company utilizes FHLB advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had $2.4 million in overnight advances outstanding with the FHLB at December 31, 2008 and had no advances outstanding December 31, 2007. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets at any given time period, the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. In seeking to achieve this goal, the Company maintains a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At December 31, 2008, approximately 62.9% of outstanding loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the prevailing prime lending rate and changes occur as the prime rate changes. Approximately 21.2% of all fixed rate loans at December 31, 2008 mature within twelve months.

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

At December 31, 2008, approximately 62.4% or $45.9 million of interest-earning assets will mature or reprice within one year, and approximately 55.4% or $24.3 million of interest-bearing liabilities will reprice or mature over the same period.

Liability costs are generally based upon, but not limited to, U.S. Treasury interest rates movements and rates paid by local competitors for similar products.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of December 31, 2008, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate
	-200	bp	-100	bp	+100	bp	+200	bp
Change in Net interest income (in $000’s)	$(167)		$(80)		$53		$99
% Change	-4.48%		-2.15%		1.42%		2.66%

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10% upon application of interest rate shocks of 200 basis points, as compared to a base rate scenario. As of December 31, 2008, the Company had an estimated net interest margin sensitivity profile reflecting a change in net interest income of $99,000 at plus 200 basis points and ($167,000) at minus 200 basis points. This profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by $99,000, or approximately 2.66% . By the same token, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely fall by approximately $167,000, or 4.48%, over the next year. The relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At December 31, 2008, the Company’s liquid assets totaled approximately $25.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.2% . At December 31, 2007, the Company’s liquid assets totaled approximately $18.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.0% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Federal funds lines of credit of $4 million and $3.5 million with Union Bank of California and PCBB, respectively. In addition, it is a member of the FHLB and as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base.

Capital Resources

Total stockholders’ equity was $6.2 million at December 31, 2008 and $5.9 million at December 31, 2007. During 2008, a total of 4,480 shares were repurchased for a total amount of $99,748. The cumulative effect of adoption of EITF 06-4 (concerning accounting treatment of split-dollar life insurance arrangements) resulted in a reduction of retained earnings by $24,694. Net income increased retained earnings by $308,948 while shares purchased through exercise of 8,622 stock options added $77,828 to equity. The change in the unrealized gain on securities available for sale increased equity by $32,835 for the twelve months of 2008.

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

Under the FRB’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the FRB’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”

As noted previously, the Company’s subordinated note represents $3.1 million borrowings from its unconsolidated trust subsidiary. Subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $8.2 million in Tier 1 capital as of December 31, 2008, $2.1 million consisted of trust preferred securities.

As of December 31, 2008 and 2007, the Bank’s Total Risk-Based Capital Ratios were 16.09% and 15.24%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.90% and 14.01%, respectively. As of December 31, 2008 and 2007 the consolidated Company’s Total Risk-Based Capital Ratio was 16.48% and 15.72%, respectively, and its Tier 1 Risk-Based Capital Ratio was 13.57% and 12.67%, respectively. As a “small bank holding company” under the FRB’s guidelines, the Company is not subject to the any specific capital requirements.

The Bank’s Leverage Capital Ratio was 11.38% and 10.82% at December 31, 2008 and 2007, respectively. (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2008 and 2007, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

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

Item 8: Financial Statements

Chino Commercial Bancorp Financial Report December 31, 2008 41

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	43

Financial Statements

Consolidated Statements of Financial Condition	44
Consolidated Statements of Income	45
Consolidated Statements of Changes in Stockholders’ Equity	46
Consolidated Statements of Cash Flows	47
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chino Commercial Bancorp Chino, California

We have audited the accompanying consolidated statements of financial condition of Chino Commercial Bancorp and its subsidiary (the Company), as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP March 17, 2009

Chino Commercial Bancorp
Consolidated Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$3,877,897	$3,487,933
Federal funds sold	--	7,440,000

Cash and cash equivalents	3,877,897	10,927,933

Interest bearing deposits in banks	12,498,000	99,000
Investment securities available for sale (Note 4)	8,791,651	7,339,354
Investment securities held to maturity (fair value approximates
$3,186,000 and $3,880,000) (Note 4)	3,167,401	3,873,251
Loans held for investment, net of allowance for loan losses of
$702,409 and $725,211 (Note 6)	48,986,217	52,373,955
Accrued interest receivable	313,428	326,990
Stock investments, restricted, at cost (Note 5)	677,650	654,250
Premises and equipment (Note 8)	1,980,476	2,085,203
Other assets (Note 7)	3,100,426	2,268,909
Total assets	$83,393,146	$79,948,845

Liabilities
Deposits
Non-interest bearing	$32,600,750	$42,270,696
Interest bearing	38,397,002	28,126,214
Total deposits	70,997,752	70,396,910
Accrued interest payable	56,061	63,962
Short-term borrowings (Note 12)	2,400,000	--
Other liabilities	665,580	509,389
Subordinated note payable to subsdiary trust (Note 10)	3,093,000	3,093,000
Total liabilities	77,212,393	74,063,261
Commitments and Contingencies (Notes 15, 16, and 17)
Stockholders' Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 708,420 and 704,278 shares
at December 31, 2008 and 2007, respectively	2,617,542	2,639,462
Retained earnings	3,534,236	3,249,982
Accumlated other comprehensive income (loss)	28,975	(3,860)

Total stockholders' equity	6,180,753	5,885,584
Total liabilities and stockholders' equity	$83,393,146	$79,948,845

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income
Interest and fee income on loans	$3,827,135	$4,064,035	$3,638,661
Interest on Federal funds sold and due from banks time	109,726	494,280	608,309
Interest and dividends on investment securities	462,142	587,928	839,570
Total interest income	4,399,003	5,146,243	5,086,540

Interest expense on deposits
Money market and NOW accounts	590,309	607,385	364,256
Savings	2,921	3,290	3,761
Time deposits of $100,000 or more	77,651	95,552	65,433
Time deposits less than $100,000	97,443	64,856	40,789
Total interest expense on deposits	768,324	771,083	474,239
Interest expense on borrowings	204,978	204,950	37,634
Total interest expense	973,302	976,033	511,873
Net interest income	3,425,701	4,170,210	4,574,667
Provision for loan losses (Note 6)	471,538	179,421	71,669
Net interest income after provision for loan losses	2,954,163	3,990,789	4,502,998

Noninterest income
Service charges on deposit accounts	950,257	801,746	568,794
Customer fees and miscellaneous income	35,974	33,824	38,420
Dividend income from restricted stock	43,381	37,257	33,390
Income from bank owned life insurance	62,917	62,276	63,526
Total noninterest income	1,092,529	935,103	704,130

Noninterest expenses
Salaries and employee benefits	1,924,635	1,904,215	1,779,194
Occupancy and equipment expenses	345,982	340,032	405,320
Other operating expenses (Note 24)	1,303,285	1,470,127	1,385,595
Total noninterest expenses	3,573,902	3,714,374	3,570,109

Income before provision for income taxes	472,790	1,211,518	1,637,019
Provision for income taxes (Note 14)	163,842	468,909	627,464
Net income	$308,948	$742,609	$1,009,555

Basic earnings per share	$0.44	$1.02	$1.23
Diluted earnings per share	$0.41	$0.94	$1.14

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2005	818,453	$5,318,830	$1,497,818	$(122,608)	$6,694,040
Comprehensive income:
Net income	--	--	1,009,555	--	1,009,555
Change in unrealized loss on
securities available for sale, net of tax	--	--	--	45,692	45,692
Total comprehensive income					1,055,247
Exercise of stock options, including
tax benefit	16,000	210,142	--	--	210,142
Stock repurchased and retired (Note 23)	(26,239)	(522,284)	--	--	(522,284)
Stock-based compensation	--	16,296	--	--	16,296
Balance at December 31, 2006	808,214	5,022,984	2,507,373	(76,916)	7,453,441
Comprehensive income:
Net income	--	--	742,609	--	742,609
Change in unrealized loss on
securities available for sale, net of tax	--	--	--	73,056	73,056
Total comprehensive income					815,665
Exercise of stock options, including
tax benefit	6,946	94,118	--	--	94,118
Stock repurchased and retired (Note 23)	(110,882)	(2,477,640)	--	--	(2,477,640)

Balance at December 31, 2007	704,278	2,639,462	3,249,982	(3,860)	5,885,584
Cumulative effect of adoption of EITF 06-4	--	--	(24,694)	--	(24,694)

Comprehensive income:
Net income	--	--	308,948	--	308,948
Change in unrealized loss on
securities available for sale, net of tax	--	--	--	32,835	32,835
Total comprehensive income					341,783
Exercise of stock options, including
tax benefit	8,622	77,828	--	--	77,828
Stock repurchased and retired (Note 23)	(4,480)	(99,748)	--	--	(99,748)

Balance at December 31, 2008	708,420	$2,617,542	$3,534,236	$28,975	$6,180,753

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

		2008		2007		2006
Cash Flows from Operating Activities
Net income		$308,948		$742,609		$1,009,555
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses		471,538		179,421		71,669
Depreciation and amortization		170,257		182,568		197,037
Amortization of premiums on investment securities		(5,730)		11,334		3,214
Amortization of deferred loan (fees) costs		(9,847)		(48,657)		(8,061)
Stock-based compensation expense		--		--		16,296
Loss on disposition of equipment		740		5,912		--
Deferred income taxes		45,922		(156,359)		(38,543)
Net change in:
Accrued interest receivable		13,562		58,774		(70,915)
Other assets		(229,127)		(41,001)		(71,504)
Accrued interest payable		(7,901)		2,485		32,619
Other liabilities		131,497		100,236		(175,323)

Net cash provided by operating activities		889,859		1,037,322		966,044

Cash Flows from Investing Activities
Net change interest bearing deposits in banks		(12,399,000)		2,442,000		176,000
Activity in investment securities available for sale:
Purchases		(3,739,497)		(1,002,377)		(900,000)
Repayments and calls		2,344,506		5,614,665		5,446,455
Activity in investment securities held to maturity:
Purchases	-	-	-	-	-	-
Repayments and calls		709,797		911,026		1,066,410
Purchase of stock investments, restricted		(23,400)		(26,750)		(55,300)
Loan purchases, net	-	-		(2,288,476)		1,458,190
Loan originations and principal collections, net		2,272,916		804,992		(10,736,226)
Purchase of premises and equipment		(66,270)		(51,180)		(483,372)

Net cash provided by (used in) investing activities		(10,900,948)		6,403,900		(4,027,843)

Cash Flows from Financing Activities
Net increase (decrease) in deposits		600,842		(9,060,817)		(4,567,808)
Net increase in borrowings		2,400,000	-	-	-	-
Proceeds from issuance of trust preferred securities	-	-	-	-		3,000,000
Cash received from exercise of options		59,959		48,777		116,440
Payments for stock repurchases		(99,748)		(2,477,640)		(522,284)
Net cash provided by (used in) financing activities		2,961,053		(11,489,680)		(1,973,652)

Net decrease in cash and cash equivalents		(7,050,036)		(4,048,458)		(5,035,451)

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash and Cash Equivalents at Beginning of Year	$10,927,933	$14,976,391	$20,011,842
Cash and Cash Equivalents at End of Year	$3,877,897	$10,927,933	$14,976,391
Supplementary Information
Interest paid	$981,203	$973,548	$479,255
Income taxes paid	$196,000	$583,000	$629,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Subordinated debt issued in exchange for common
securities investment in subsidiary Trust	$--	$--	$93,000
Transfer of loans to other real estate owned, after
charge-off of $330,685	$653,131	$--	$--

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 1. Company Description

Chino Commercial Bank, N.A (the Bank), a nationally chartered bank, was incorporated on December 8, 1999 and began operations on September 1, 2000 with the opening of its office in Chino, California. The Bank provides a variety of commercial banking services to individuals and small businesses primarily in the Inland Empire region of Southern California. Its primary lending products are real estate and commercial loans. Its primary deposit products are non-interest bearing deposits and money market accounts.

On March 2, 2006, Chino Commercial Bancorp was incorporated for the purpose of acquiring Chino Commercial Bank, N.A. in a one bank holding company reorganization. Effective July

1, 2006, Chino Commercial Bancorp acquired all of the outstanding stock of the Bank pursuant to a Plan of Reorganization (the Reorganization), dated March 16, 2006, between Chino Commercial Bancorp and the Bank. Pursuant to the Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of Chino Commercial Bancorp, no par value, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of Chino Commercial Bancorp, Chino Commercial Bancorp became the holding company for the Bank, and the shareholders of the Bank became the shareholders of Chino Commercial Bancorp. Prior to the Reorganization, Chino Commercial Bancorp did not engage in any business. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated. Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for periods prior to that date is for the Bank only. Information since July 1, 2006 is for the Company on a consolidated basis unless otherwise stated.

Note 2. Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Chino Commercial Bancorp and its subsidiary, Chino Commercial Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Consolidation (continued)

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, Chino Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and Federal funds sold on a daily basis.

Interest-Bearing Deposits in Other Banks

Interest-bearing deposits in other banks mature in less than two years and are carried at cost.

Reclassification

Certain amounts in the 2006 financial statement have been reclassified to conform to the 2007 and 2008 presentations.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

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

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of “held to maturity” and “available-for-sale” securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2008 and 2007.

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

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

Weighted average number of shares used	2008	2007	2006
in the computation of:
Basic earnings per share	700,349	727,894	821,996
Diluted earnings per share	750,115	788,842	883,736

Stock-Based Compensation Plans

The Company has a stock incentive plan that includes, among other awards, both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors (See Note 20).

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines. The Company’s most recent stock option grant was in 2003. There was no stock-based compensation to expense for the years ended December 31, 2008 and 2007, as stock-based compensation associated with stock options outstanding for these years was fully amortized. Stock compensation expense for the year ended December 31, 2006 amounted to $16,296.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of comprehensive income (loss) other than net income and related tax effects are as follows:

	2008	2007	2006
Unrealized holding gains on
securities available for sale	$55,523	$123,824	$77,443
Reclassification of gains realized in
income	- -	- -	- -

Net unrealized gains	55,523	123,824	77,443
Tax effect	(22,688)	(50,768)	(31,751)

Other comprehensive gain
net of tax	$32,835	$73,056	$45,692

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. See Note 26 - Fair Value Measurements.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Endorsement Split-Dollar Life Insurance Arrangements (continued)

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $24,694 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” See Note 21 - New Accounting Standards.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements and results of operations.

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits, but does not require, entities to measure certain financial instruments and other items at fair value. SFAS 159 is intended to encourage the expanded use of fair value measurement. Management has decided not to elect the fair value option for any financial instruments.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (EITF 06-5),

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued FASB Statement SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows: a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB. b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position. c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics). d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adoption of SFAS No. 162 did not have an impact on the Company’s financial statements.

Note 3. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank for balances in transaction accounts. The Bank was able to maintain compliance to avoid the requirement for a reserve balance at December 31, 2008 and 2007.

Note 4. Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Federal agency	$2,000,000	$9,832	$--	$2,009,832
Municipal bonds	743,107	2,276	(924)	744,459
Mortgage-backed	5,005,503	59,652	(44,625)	5,020,530
Corporate bonds	994,059	22,771	--	1,016,830

	$8,742,669	$94,531	$(45,549)	$8,791,651

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4. Investment Securities (Continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:
Municipal bonds	$439,330	$1,972	$(4,714)	$436,588
Mortgage-backed	2,554,438	39,080	(9,346)	2,584,172
Corporate bonds	173,633	--	(8,330)	165,303

	$3,167,401	$41,052	$(22,390)	$3,186,063

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Federal agency	$999,004	$--	$(1,727)	$997,277
Municipal bonds	743,016	--	(5,904)	737,112
Mortgage-backed	5,603,876	37,761	(36,672)	5,604,965

	$7,345,896	$37,761	$(44,303)	$7,339,354

Securities held to maturity:
Municipal bonds	$441,469	$8,996	$--	$450,465
Mortgage-backed	3,224,101	9,121	(21,399)	3,211,823
Corporate bonds	207,681	10,317	--	217,998

	$3,873,251	$28,434	$(21,399)	$3,880,286

The amortized cost and fair value of investment securities as of December 31, 2008 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$2,994,059	$3,026,662	$--	$--
After 1 year through 5 years	--	--	173,633	165,303
After 5 years through 10 years	--	--	101,171	103,143
After 10 years through 17 years	743,107	744,459	338,159	333,445
Mortgage-backed securities	5,005,503	5,020,530	2,554,438	2,584,172

	$8,742,669	$8,791,651	$3,167,401	$3,186,063

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 4. Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Municipal bonds	$924	$399,076	$--	$--
Mortgage-backed securities	18,810	1,242,989	25,815	590,484

Securities held to maturity:
Municipal bonds	4,714	333,445	--	--
Mortgage-backed securities	5,019	428,287	4,327	169,324
Corporate bonds	8,330	165,303	--	--

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

At December 31, 2008, 25 securities have unrealized losses with aggregate depreciation of 2.0% from the Company’s amortized cost basis. These unrealized losses relate principally to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 5. Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2008	2007

Federal Reserve Bank stock	$164,150	$164,150
Federal Home Loan Bank (FHLB) stock	463,500	440,100
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$677,650	$654,250

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB (See Note 12). No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6. Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:

	2008	2007

Real estate loans, commercial	$33,831,564	$36,106,869
Real estate loans, consumer	3,962,682	3,619,432
Commercial loans	10,607,097	10,062,969
Construction loans	820,888	2,606,750
Installment loans	543,937	790,535

	49,766,168	53,186,555
Allowance for loan losses	(702,409)	(725,211)
Unearned income and deferred loan
fees, net	(77,542)	(87,389)

Loans held for investment, net	$48,986,217	$52,373,955

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 6. Loans and Allowance for Loan Losses (Continued)

At December 31, 2008, impaired loans consisted of one loan of $412,343 with a corresponding valuation allowance of $10,309. For the year ended December 31, 2008, the average recorded investment in impaired loans was approximately $949,500. Interest income of approximately $61,400 was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2008. No additional funds are committed to be advanced in connection with impaired loans. There were no impaired loans as of December 31, 2007.

At December 31, 2008, one commercial loan was on a non-accrual basis for $412,343. As of December 31, 2007, there were no loans past due over 90 days or on a non-accrual basis.

Changes in the allowance for loan losses are summarized as follows:

	2008		2007

Balance at January 1	$725,211		$615,808
Loans charged off	(568,211)		(70,018)
Loan recoveries	73,871	-	-
Provision charged to expense	471,538		179,421

Balance as of December 31	$702,409		$725,211

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,762,997 and $2,313,079 at December 31, 2008 and 2007, respectively.

Note 7. Foreclosed Assets

At December 31, 2008, foreclosed assets consist of a participation interest in residential real property in the amount of $653,131 and are included in other assets. Management has determined that no allowance was necessary at December 31, 2008. Expenses applicable to foreclosed assets amounted to approximately $31,700 for the year ended December 31, 2008. There were no foreclosed assets at December 31, 2007.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 8. Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2008	2007

Land	$639,150	$639,150
Building	974,763	974,763
Furniture, fixtures and equipment	868,902	846,435
Leasehold improvements	487,763	486,463
Automobile	39,544	32,289

	3,010,122	2,979,100
Less accumulated depreciation
and amortization	1,029,646	893,897

	$1,980,476	$2,085,203

Depreciation and amortization expense for years ended December 31, 2008, 2007 and 2006 amounted to $170,257, $182,568 and $197,037, respectively.

Note 9. Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2008 and 2007 was $5,055,618 and $2,156,778, respectively.

At December 31, 2008, the scheduled maturities of total time deposits are as follows:

Within 1 year	$8,825,329
After 1 year through 3 years	72,598
After 3 years through 5 years	--
After 5 years	--

$8,897,927

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 10. Subordinated Notes Payable to Subsidiary Trusts

On October 25, 2006, Chino Statutory Trust I (the Trust), a newly formed Connecticut statutory business trust and a wholly-owned subsidiary of the Company, issued an aggregate of $3.0 million of principal amount of Capital Securities (the Trust Preferred Securities) and $93,000 in Common Securities. Cohen & Company acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust to purchase $3,000,000 in principal amount of the Junior Subordinated Deferrable Interest Debentures due December 15, 2036 issued by the Company (the Subordinated Debt Securities). The Company issued an additional $93,000 in principal amount of the Junior Subordinated Deferrable Interest Debentures due December 15, 2036, in exchange for its investment in the Trust’s Common Securities.

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (1.435% at December 31, 2008) plus 1.68% thereafter. During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of December 31, 2008 and 2007, accrued interest payable to the Trust amounted to $8,494 and $7,361, respectively. Interest for Trust Preferred Securities amounted to $203,850 for each of the years ended December 31, 2008 and 2007.

Note 11. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which it is associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows:
	2008	2007
Balance at beginning of period	$446,261	$403,549
Advances	200,000	78,343
Repayments, net of borrowings	(154,615)	(35,631)
Balance as of December 31	$491,646	$446,261

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $7,874,112 and $9,857,877, respectively.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 12. Federal Home Loan Bank Borrowings

As a member of the FHLB, the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank has a line of credit of $19,353,750 with advances outstanding of $2,400,000 at December 31, 2008, maturing on January 2, 2009 at an annual rate of .10%. There were no advances outstanding at December 31, 2007.

On December 21, 2005, the Bank entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Note 13. Federal Funds Lines of Credit

The Bank had a total of $8 million and $7 million in Federal funds lines of credit with two banks at December 31, 2008 and 2007, respectively. There were no borrowings outstanding at December 31, 2008 and 2007.

Note 14. Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2008	2007	2006
Current tax provision:
Federal	$87,476	$460,749	$487,539
State	30,444	164,519	178,468

	117,920	625,268	666,007
Deferred tax provision (benefit):
Federal	35,933	(128,764)	(33,151)
State	9,989	(27,595)	(5,392)

	45,922	(156,359)	(38,543)

	$163,842	$468,909	$627,464

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 14. Income Taxes (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for years ended December 31:

	2008	2007	2008

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Tax-exempt earnings on life insurance policies	(5.5)	(2.1)	(1.4)
Tax-exempt interest from municipal bonds	(2.6)	(1.1)	(0.8)
Other, net	1.6	0.7	(0.7)

	34.7	38.7	38.3
Adjustment to valuation allowance against
deferred tax asset	0.0	0.0	0.0

Effective tax rate	34.7%	38.7%	38.3%

The components of the net deferred tax asset, included in other assets on the statements of financial condition, are as follows at December 31:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$253,518	$309,382
Start-up expenses	9,328	10,074
Valuation adjustment on mortgage loans	3,479	7,740
Unrealized loss on securities available for sale	--	2,692
Depreciation and amortization	57,246	49,091
State tax	10,853	--
Foreclosed asset expenses	13,020	--
Deferred compensation and benefits	34,310	--
Non-accrual interest	922	--
Cash basis of reporting for tax purposes	--	15,253

	382,676	394,232

Deferred tax liabilities:
FHLB stock dividends	(31,963)	(22,333)
Cash to accrual conversion for tax purposes	(27,428)	--
Unrealized gain on securities available for sale	(20,158)	--

	(79,549)	(22,333)

Net deferred tax asset	$303,127	$371,899

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 15. Off-Balance-Sheet Activities

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2008	2007

Undisbursed loans	$4,950,069	$7,590,908
Letters of credit	128,000	140,000

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 16. Other Commitments and Contingencies

Operating Lease Commitments

The Company has a non-cancelable lease agreement for its premises. The initial lease term was for five years expiring in July 2005 with an option to renew for an additional five years. The Company exercised this option on November 10, 2004.

At December 31, 2008, the minimum future rental payments are as follows:

Year Ending
December 31,

2009	$85,836
2010	43,552

$129,388

Rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $84,474, $81,442, and $78,552, respectively.

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

Note 17. Concentration of Risk

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 78% and 80% of total loans held for investment at December 31, 2008 and 2007, respectively. The Bank has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 16% and 21% of total deposits on December 31, 2008 and 2007, respectively. Four escrow companies accounted for 12% and 17% of total deposits on December 31, 2008 and 2007, respectively.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 18. Employee Benefit Plan

On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 15% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2008, 2007 and 2006, the Company matching contributions attributable to the Plan amounted to $46,079, $46,008 and $39,421, respectively.

Note 19. Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2008 and 2007, respectively, is $207,388 and $128,309 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 20. Stock-Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2008 and 2007, 108,405 options were available for granting. At December 31, 2008 and December 31 2007, 104,821 and 113,443 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

There were no options granted in 2008 and 2007. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 20. Stock-Based Compensation (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the year then ended are as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at
beginning of year	113,443	$7.27	120,389	$7.26
Options granted	--	$--	--	$--
Options exercised	(8,622)	$6.95	(6,946)	$7.02
Options forfeited	--	$--	--	$--

Outstanding at end of year	104,821	$7.30	113,443	$7.27

Options exercisable at year-end	104,821	$7.30	113,443	$7.27

Information pertaining to options outstanding on December 31, 2008 is as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$6.67	84,242	1.5 years	84,242	$6.67
$8.83	4,500	2.0 years	4,500	$8.83
$8.67	8,579	4.2 years	8,579	$8.67
$11.83	7,500	4.5 years	7,500	$11.83

	104,821	2.0 years	104,821

The intrinsic value of options exercised during the year ended December 31, 2008 was $43,419. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2008 were $199,880. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise less than the Company’s closing stock price of $9.00 as of December 31, 2008, which would have been received by the option holders had those option holders exercised those options as of that date.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 21. Stockholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table. Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it is subject.

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

	2008
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$9,960	16.48%	$4,834	8.00%	$6,043	10.00%
Bank	$9,700	16.09%	$4,823	8.00%	$6,029	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$8,202	13.57%	$2,417	4.00%	$3,626	6.00%
Bank	$8,985	14.90%	$2,412	4.00%	$3,618	6.00%

Tier 1 capital to average assets:
Consolidated	$8,202	10.37%	$3,163	4.00%	$3,954	5.00%
Bank	$8,985	11.38%	$3,158	4.00%	$3,947	5.00%

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 21. Stockholders’ Equity (Continued)

	2007
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$9,748	15.72%	$4,960	8.00%	$6,200	10.00%
Bank	$9,435	15.24%	$4,953	8.00%	$6,191	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$7,853	12.67%	$2,480	4.00%	$3,720	6.00%
Bank	$8,670	14.01%	$2,475	4.00%	$3,713	6.00%

Tier 1 capital to average assets:
Consolidated	$7,853	9.78%	$3,213	4.00%	$4,016	5.00%
Bank	$8,670	10.82%	$3,205	4.00%	$4,006	5.00%

Note 22. Restrictions on Dividends, Loans and Advances

National banking regulations place certain restrictions on dividends paid by the Bank. The Bank was restricted from paying dividends during its first three years of operations which ended September 2003. Going forward, dividends are generally limited to the retained earnings of the Bank, subject to minimum regulatory capital requirements and, in some cases, the approval of the Bank’s regulator.

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to its capital stock (see Note 10).

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 23. Stock Repurchase Plan

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

During the year ended December 31, 2008, the repurchase program was extended to October 31, 2008 with the Board of Directors authorized an additional $100,000 for stock repurchase allowing the Company to repurchase an additional 4,880 common shares at an average price of $20.44.

Note 24. Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2008	2007	2006

Data processing fees	$323,164	$331,385	$279,000
Deposit products and services	257,130	330,720	347,219
Professional fees	278,010	298,736	259,169
Advertising and marketing	76,282	152,984	98,315
Directors’ fees and expenses	77,375	79,034	87,708
Other operating expense	291,324	277,268	314,184

	$1,303,285	$1,470,127	$1,385,595

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 25. Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp.

Statements of Financial Condition
December 31, 2008 and 2007

Assets	2008	2007

Cash and cash equivalents	$142,948	$51,794
Investment in subsidiaries	9,106,970	8,804,531
Other assets	90,944	174,336

Total assets	$9,340,862	$9,030,661

Liabilities and Shareholders' Equity
Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	67,109	52,077

	3,160,109	3,145,077
Shareholders' equity
Common stock	2,617,542	2,639,462
Retained earnings	3,534,236	3,249,982
Accumulated other comprehensive income	28,975	(3,860)

Total shareholders' equity	6,180,753	5,885,584

Total liabilities and shareholders' equity	$9,340,862	$9,030,661

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 25. Condensed Financial Statements of Parent Company (Continued)

Statements of Income
Years Ended December 31, 2008 and 2007

	2008	2007
Income:
Dividend from Chino Commercial Bank, N.A.	$200,000	$200,000
Interest income	--	29,441

	200,000	229,441
Expense:
Interest expense	203,850	203,850
Salaries and benefits	40,715	39,753
Legal and professional fees	141,732	152,207
Other expense	5,730	6,163

Total expense	392,027	401,973

Loss before income taxes and equity in
undistributed net income of subsidiary	(192,027)	(172,532)
Income tax benefit	(161,337)	(160,020)

	(30,690)	(12,512)
Equity in undistributed net income of subsidiary	339,638	755,121

Net income	$308,948	$742,609

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 25. Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
Years Ended December 31, 2008 and 2007
	2008	2007
Operating Activities
Net income	$308,948	$742,609
Equity in undistributed income of subsidiary	(339,638)	(755,121)
Decrease (increase) in other assets	146,601	(110,099)
Increase in other liabilities	15,032	3,656
Net cash provided by (used in) operating activities	130,943	(118,955)
Financing Activities
Payments to repurchase and retire common stock	(99,748)	(2,477,640)
Proceeds from exercise of stock options	59,959	48,777
Net cash used in financing activities	(39,789)	(2,428,863)
Net increase (decrease) in cash and cash equivalents	91,154	(2,547,818)
Cash and cash equivalents, beginning of year	51,794	2,599,612
Cash and cash equivalents, end of year	$142,948	$51,794
Supplementary Information
Interest paid	$209,002	$204,983

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements (Continued)

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company has not adopted the provisions of SFAS No. 157 with respect to certain nonfinancial assets, such as other real estate owned. The Company will fully adopt SFAS No. 157 with respect to such items effective January 1, 2009. The Company does not believe that such adoption will have a material impact on the financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale at December 31, 2008, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements (Continued)

The table below presents the balance of investment securities available for sale at December 31, 2008, the fair value of which is disclosed on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$8,791,651		$8,791,651

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Discount rates on loans can vary significantly depending on the risk profile of the loan and the borrower’s deposit relationship with the Company. Accordingly, the fair value estimates may not be realized in the immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements (Continued)

Loans - The fair value of performing fixed rate loans is estimated by discounting future cash flows using the Company’s current offering rate for loans with similar characteristics. The fair value of performing adjustable rate loans is considered to be the same as book value. The fair value of non-performing loans is estimated at the fair value of the related collateral or, when, in management’s opinion, foreclosure upon the collateral is unlikely, by discounting future cash flows using rates that take into account management’s estimate of excess credit risk.

Commitments to Extend Credit and Standby Letters of Credit - The Company does not generally enter into long-term fixed rate commitments or letters of credit. These commitments are generally at prices that are at currently prevailing rates. These rates are generally variable and, therefore, there is no interest rate risk exposure. Accordingly, the fair market value of these instruments is equal to the carrying amount of their net deferred fees. The net deferred fees associated with these instruments are not material. The Company has no unusual credit risk associated with these instruments.

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31 are as follows:

	2008
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$3,877,897	$3,877,897
Interest-bearing deposits with other banks	12,498,000	12,509,579
Investment securities available for sale	8,791,651	8,791,651
Investment securities held to maturity	3,167,401	3,186,064
Stock investments	677,650	677,650
Loans, net	48,986,217	49,013,160
Trups common securities	93,000	82,281
Accrued interest receivable	313,428	313,428

Financial liabilities:
Deposits	70,997,753	71,017,507
Subordinated Debenture	3,093,000	2,736,501
Accrued interest payable	64,554	64,554

Chino Commercial Bancorp Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements (Continued)

	2007
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$11,026,933	$11,026,933
Investment securities available for sale	7,339,354	7,339,354
Investment securities held to maturity	3,873,251	3,880,286
Stock investments	654,250	654,250
Loans, net	52,373,955	52,114,149
Trups common securities	93,000	90,731
Accrued interest receivable	326,990	326,990

Financial liabilities:
Deposits	70,396,910	70,405,455
Subordinated Debenture	3,093,000	3,017,531
Accrued interest payable	63,962	63,962

Note 27. Subsequent Event

On February 19, 2009, the Board of Directors authorized a one year Repurchase Program for up to $200,000 of the Company’s common stock, commencing February 20, 2009 and expiring February 19, 2010.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Bank's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control -Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B: Other Information. None.

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2008 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Item 11: Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in the Proxy Statement, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be furnished pursuant to this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required to be furnished pursuant to this item will be set forth under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “ELECTION OF DIRECTORS” in the Proxy Statement, and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

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

Item 15: Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Chino Commercial Bancorp (1)

	3.2	Bylaws of Chino Commercial Bancorp (1)

	10.1	2000 Stock Option Plan (1)

	10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)

	10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)

	10.4	Employment Agreement for Dann H. Bowman (2)

	10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)

	10.6	Item Processing Agreement between the Bank and InterCept Group (1)

	10.7	Data Processing Agreement between the Bank and InterCept Group (1)

	10.8	Lease between Chino Commercial Bank, N.A. and Majestic Realty Co. as amended (3)

	10.9	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer (3)

	10.10	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)

	10.11	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 (3)

	10.12	Amendment to Salary Continuation Agreement for Dann H. Bowman (filed herewith)

	10.13	Amendment to Salary Continuation Agreement for Roger Caberto (filed herewith)

	11	Statement Regarding Computation of Net Income Per Share (4)

	21	Subsidiaries of Registrant (5)

	23	Consent of Hutchinson & Bloodgood LLP (filed herewith)

	31.1	Certification of Chief Executive Officer (Section 302 Certification)

	31.2	Certification of Chief Financial Officer (Section 302 Certification)

	32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number at the Company’s Registration Statement on Form S-8 as filed with the with the Securities and Exchange Commission on July 3, 2006.

(2)	Incorporated by reference to exhibit 10.1 in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2006

(3)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-QSB for the quarter ended September 30, 2006.

(4)	The information required by this exhibit is incorporated from Note 2 of the Company’s Financial Statements included herein.

(5)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2009	CHINO COMMERCIAL BANCORP

By: /s/Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

/s/Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dann H. Bowman	Director and President	March 19, 2009
Dann H. Bowman

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	March 19, 2009
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	March 19, 2009
H. H. Kindsvater	Director

/s/Linda Cooper	Director	March 19, 2009
Linda Cooper

/s/Richard Malooly	Director	March 19, 2009
Richard Malooly

/s/Richard Vanderpool	Director	March 19, 2009
Richard Vanderpool

/s/Thomas Woodbury	Director	March 19, 2009
Thomas Woodbury, D.O.

/s/Jeanette Young	Director and Corporate	March 19, 2009
Jeanette Young	Secretary

Exhibit 10-12 – Amendment to Salary Continuation Agreement for Dann H. Bowman

CHINO COMMERCIAL BANK, N.A.

AMENDMENT TO SALARY CONTINUATION AGREEMENT

     WHEREAS, Dann H. Bowman (“Executive”) entered into Salary Continuation Agreement with Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006 (the “Agreement”), specifying the terms of Executive’s employment by the Bank as President and Chief Executive Officer;

     WHEREAS, the parties desire to amend the Agreement to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”);

NOW, THEREFORE, the parties hereto agree that the following shall take effect as of the date hereof:

     1. Section 409A Limitation. It is the intention of the Bank and Executive that the severance and other benefits payable to Executive under this Agreement either be exempt from, or otherwise comply with, Section 409A. Notwithstanding any other term or provision of this Agreement, to the extent that any provision of this Agreement is determined by the Bank, with the advice of its independent accounting firm or other tax advisors, to be subject to and not in compliance with Section 409A, including, without limitation, the definition of “change in control” or the timing of commencement and completion of severance benefit and/or other benefit payments to Executive hereunder in connection with a merger, recapitalization, sale of shares or other "change in control", or the amount of any such payments, such provisions shall be interpreted in the manner required to comply with Section 409A. The Bank and Executive acknowledge and agree that such interpretation could, among other matters, (i) limit the circumstances or events that constitute a “change in control;” (ii) delay for a period of six (6) months or more, or otherwise modify the commencement of severance and/or other benefit payments; and/or (iii) modify the completion date of severance and/or other benefit payments. The Bank and Executive further acknowledge and agree that if, in the judgment of the Bank, with the advice of its independent accounting firm or other tax advisors, amendment of this Agreement is necessary to comply with Section 409A, the Bank and Executive will negotiate reasonably and in good faith to amend the terms of this Agreement to the extent necessary so that it complies (with the most limited possible economic effect on the Bank and Executive) with Section 409A. For example, if this Agreement is subject to Section 409A and it requires that severance and/or other benefit payments must be delayed until at least six (6) months after Executive terminates employment, then the Bank and Executive would delay payments and/or promptly seek a written amendment to this Agreement that would, if permissible under Section 409A, eliminate any such payments otherwise payable during the first six (6) months following Executive’s termination of employment and substitute therefor a lump sum payment or an initial installment payment, as applicable, at the beginning of the seventh (7th) month following Executive’s termination of employment which in the case of an initial installment payment would be equal in the aggregate to the amount of all such payments thus eliminated.

     2. No Further Amendment. Except as set forth herein the terms of the Agreement shall remain in full force and effect without modification or amendment.

       IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of December 31, 2008.

CHINO COMMERCIAL BANK, N.A.

By: /s/ Thomas A Woodbury
Thomas A. Woodbury
Chairman of the Compensation Committee

/s/ Dann H. Bowman Dann H. Bowman (“Executive”)

Exhibit 10-13 – Amendment to Salary Continuation Agreement for Roger Caberto

CHINO COMMERCIAL BANK, N.A.

AMENDMENT TO SALARY CONTINUATION AGREEMENT

     WHEREAS, Roger Caberto (“Executive”) entered into a Salary Continuation Agreement with Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2004 (the “Agreement”), specifying the terms of Executive’s salary continuation by the Bank as Chief Credit Officer;

     WHEREAS, the parties desire to amend the Agreement to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”);

NOW, THEREFORE, the parties hereto agree that the following shall take effect as of the date hereof:

     3. Section 409A Limitation. It is the intention of the Bank and Executive that the severance and other benefits payable to Executive under this Agreement either be exempt from, or otherwise comply with, Section 409A. Notwithstanding any other term or provision of this Agreement, to the extent that any provision of this Agreement is determined by the Bank, with the advice of its independent accounting firm or other tax advisors, to be subject to and not in compliance with Section 409A, including, without limitation, the definition of “change in control” or the timing of commencement and completion of severance benefit and/or other benefit payments to Executive hereunder in connection with a merger, recapitalization, sale of shares or other "change in control", or the amount of any such payments, such provisions shall be interpreted in the manner required to comply with Section 409A. The Bank and Executive acknowledge and agree that such interpretation could, among other matters, (i) limit the circumstances or events that constitute a “change in control;” (ii) delay for a period of six (6) months or more, or otherwise modify the commencement of severance and/or other benefit payments; and/or (iii) modify the completion date of severance and/or other benefit payments. The Bank and Executive further acknowledge and agree that if, in the judgment of the Bank, with the advice of its independent accounting firm or other tax advisors, amendment of this Agreement is necessary to comply with Section 409A, the Bank and Executive will negotiate reasonably and in good faith to amend the terms of this Agreement to the extent necessary so that it complies (with the most limited possible economic effect on the Bank and Executive) with Section 409A. For example, if this Agreement is subject to Section 409A and it requires that severance and/or other benefit payments must be delayed until at least six (6) months after Executive terminates employment, then the Bank and Executive would delay payments and/or promptly seek a written amendment to this Agreement that would, if permissible under Section 409A, eliminate any such payments otherwise payable during the first six (6) months following Executive’s termination of employment and substitute therefor a lump sum payment or an initial installment payment, as applicable, at the beginning of the seventh (7th) month following Executive’s termination of employment which in the case of an initial installment payment would be equal in the aggregate to the amount of all such payments thus eliminated.

     4. No Further Amendment. Except as set forth herein the terms of the Agreement shall remain in full force and effect without modification or amendment.

       IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of December 31, 2008.

CHINO COMMERCIAL BANK, N.A.

By: /s/ Dann H. Bowman
Dann H. Bowman

/s/ Roger Caberto Roger Caberto (“Executive”)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACOCUNTING FIRM

To the Board of Directors Chino Commercial Bancorp Chino, California

We have issued our report dated March 17, 2009, accompanying the consolidated financial statements included in the Annual Report of Chino Commercial Bancorp on Form 10-K for the year ended December 31, 2008. We hereby consent to the incorporation by reference of said report in the Registration Statement of Commercial Bancorp on Form S-8 (File No. 333-135592)

/s/ Hutchinson and Bloodgood LLP Glendale, CA March 23, 2009

Exhibit 31.1

Certification of Chief Executive Officer (Section 302 Certification)

I, Dann H. Bowman, certify that:

1.	I have reviewed this annual report on Form 10-K of Chino Commercial Bancorp;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 19, 2009

By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer

Exhibit 31.2

Certification of the Chief Financial Officer (Section 302 Certification)

I, Sandra F. Pender, certify that:

1.	I have reviewed this annual report on Form 10-K of Chino Commercial Bancorp;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 19, 2009

By: /s/ Sandra F. Pender Sandra F. Pender Senior Vice President and Chief Financial Officer

Exhibit 32

Certification of Periodic Financial Report (Section 906 Certification)

Dann H. Bowman and Sandra F. Pender hereby certify as follows:

1.	They are the Chief Executive Officer and Chief Financial Officer, respectively, of Chino Commercial Bancorp.

2.	The Form 10-K of Chino Commercial Bancorp for the year ended December 31, 2008 complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and the information contained in the report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Chino Commercial Bancorp.

Date:	March 19, 2009	/s/ Dann H. Bowman
Dann H. Bowman, President and Chief Executive Officer

Date:	March 19, 2009	/s/ Sandra F. Pender
Sandra F. Pender, Senior Vice President and Chief Financial Officer