Form 10-Q
period 2009-03-31
Chino Commercial Bancorp
filed 2009-05-14
CIK 1365794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 __________________

FORM 10-Q __________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 Commission file number: 000-52098 __________________

CHINO COMMERCIAL BANCORP (Exact name of registrant as specified in its charter) __________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880 Registrant’s telephone number, including area code __________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (X232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

On April 24, 2009, there were 703,565 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1
CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$ 5,519,296	$ 3,877,897

Interest-bearing deposits in other banks	17,460,729	12,498,000

Investment securities available for sale	8,621,663	8,791,651
Investment securities held to maturity (fair value approximates
$3,059,000 at March 31, 2009 and $3,186,000 at December 31, 2008)	3,012,332	3,167,401
Total investments	29,094,724	24,457,052
Loans
Construction	0	820,888
Real estate	39,500,274	37,794,240
Commercial	8,933,130	10,607,103
Installment	600,261	543,937
Gross loans	49,033,665	49,766,168
Unearned fees and discounts	(68,482)	(77,542)
Loans net of unearned fees and discount	48,965,183	49,688,626
Allowance for loan losses	(718,762)	(702,409)
Net loans	48,246,421	48,986,217

Accrued interest receivable	346,829	313,428
Restricted stock	677,650	677,650
Fixed assets, net	1,941,203	1,980,476
Other real estate	588,207	653,131
Prepaid & other assets	2,441,550	2,447,295
Total assets	$ 88,855,880	$ 83,393,146

LIABILITIES:
Deposits
Non-interest bearing	$ 35,170,219	$ 32,600,750
Interest Bearing
NOW and money market	29,201,760	28,434,407
Savings	969,802	1,064,668
Time deposits less than $100,000	4,233,354	3,842,310
Time deposits of $100,000 or greater	9,065,348	5,055,617
Total deposits	78,640,483	70,997,752

Accrued interest payable	93,715	56,061
Borrowings from Federal Home Loan Bank	0	2,400,000
Accrued expenses & other payables	769,459	665,580
Subordinated debentures	3,093,000	3,093,000
Total liabilities	82,596,657	77,212,393
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 703,565 shares and 708,420 shares at March 31,
2009 and December 31, 2008, respectively.	2,559,146	2,617,542
Retained earnings	3,653,505	3,534,236
Accumulated other comprehensive income	46,572	28,975
Total equity	6,259,223	6,180,753
Total liabilities & stockholders' equity	$ 88,855,880	$ 83,393,146

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2009	2008
Interest income
Investment securities and due from banks	$ 217,282	$ 125,801
Interest on Federal funds sold	34	24,991
Interest and fee income on loans	891,357	984,455
Total interest income	1,108,673	1,135,247
Interest expense
Deposits	235,008	199,615
Interest on Federal funds purchased	113	84
Interest on FHLB borrowings	290	0
Other borrowings	50,963	50,963
Total interest expense	286,374	250,662
Net interest income	822,299	884,585
Provision for loan losses	16,151	234,631
Net interest income after
provision for loan losses	806,148	649,954
Non-interest income
Service charges on deposit accounts	212,961	232,558
Other miscellaneous fee income	9,601	8,473
Dividend income from restricted stock	8,160	8,244
Income from bank-owned life insurance	16,730	15,112
Total non-interest income	247,452	264,387
General and administrative expenses
Salaries and employee benefits	488,695	477,792
Occupancy and equipment	77,612	83,781
Data and item processing	73,481	82,676
Advertising and marketing	15,874	27,829
Legal and professional fees	45,065	45,312
Regulatory Assessments	28,028	20,481
Insurance	7,784	8,228
Directors' fees and expenses	18,207	19,176
Other expenses	115,828	97,473
Total general & administrative expenses	870,574	862,748
Income before income taxexpense	183,026	51,593
Income taxexpense	63,757	10,122
Net income	$ 119,269	$ 41,471
Basic earnings per share	$ 0.17	$ 0.06
Diluted earnings per share	$ 0.16	$ 0.05

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2007 (audited)	704,278	$ 2,639,462	$ 3,249,982	$ (3,860)	$ 5,885,584

Cumilative effect of adoption of EITF 06-4			(24,694)		(24,694)

Comprehensive income:
Net income			308,948		308,948
Change in unrealized loss on
securities available for sale, net of tax				32,835	32,835
Total comprehensive income					341,783

Exercise of stock options, including
taxbenefit	8,622	77,828			77,828
Stock repurchased and retired	(4,480)	(99,748)			(99,748)
Balance at December 31, 2008 (audited)	708,420	2,617,542	3,534,236	28,975	6,180,753
Comprehensive income:
Net income			119,269		119,269
Change in unrealized income (loss) on
securities available for sale, net of tax				17,597	17,597
Total comprehensive income					136,866

Exercise of stock options, including
taxbenefit	7,426	59,622			59,622
Stock repurchased and retired	(12,281)	(118,018)			(118,018)
Balance at March 31, 2009 (unaudited)	703,565	$ 2,559,146	$ 3,653,505	$ 46,572	$ 6,259,223

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$ 119,269	$ 41,471
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	16,151	234,631
Depreciation and amortization	39,273	42,146
Net amortization of securities	(4,648)	512
Amortization of deferred loan (fees) costs	(9,060)	(1,450)
Loss on disposition of equipment	0	740
Deferred income tax	46	0
Net changes in:
Accrued interest receivable	(33,401)	54,383
Other assets	983	(53,598)
Accrued interest payable	37,654	(7,661)
Other liabilities	103,879	(35,021)
Net cash provided by operating activities	270,146	276,153

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	(4,962,729)	0
Activity in available for sale investment securities:
Purchases	(1,414,675)	0
Repayments and calls	1,617,840	836,765
Activity in held to maturity investment securities:
Repayments and calls	156,494	173,348
Purchase of stock investments, restricted	0	(5,900)
Loan originations and principal collections, net	732,705	(18,983)
Proceeds from sale of other real estate owned	64,924	0
Net cash provided (used) by investing activities	(3,805,441)	985,230

Cash Flows from Financing Activities
Net increase (decrease) in deposits	7,642,731	(7,715,625)
Net decrease in borrowings	(2,400,000)	0
Proceeds from the exercise of stock options	51,981	0
Payments for stock repurchases	(118,018)	(99,748)
Net cash proviced (used) by financing activities	5,176,694	(7,815,373)
Net increase in cash and cash equivalents	1,641,399	(6,553,990)

Cash andCash Equivalents at Beginning of Period	3,877,897	10,927,933
Cash andCash Equivalents at End of Period	$ 5,519,296	$ 4,373,943

Supplemental Information
Interest paid	$ 248,720	$ 258,323
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009

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

Note 2 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-1, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-1 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-1 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At March 31, 2009 and 2008, 108,405 options were available for granting. At March 31, 2009 and 2008, 97,394 and 113,433 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Based on the stock-based compensation awards outstanding for the three months ended March 31, 2009 and 2008, there was no stock-based compensation to expense.

There were no options granted during the three months ended March 31, 2009 or 2008. The most recent grant of options occurred in 2003.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31,
		2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 119,269	707,741	$ 0.17	$ 41,471	701,818	$ 0.06

Effect of dilutive shares:
assumed exercise of
outstanding options		16,261	(0.01)		59,967	(0.01)

Diluted earnings per share	$ 119,269	724,002	$ 0.16	$ 41,471	761,785	$ 0.05

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2009 and December 31, 2008, the Company had $6.1 million and $4.9 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2009 and December 31, 2008, the Company had $3,000 and $128,000, respectively, in unadvanced standby letters of credit.

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

Note 7 – Fair Value Measurement

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•  Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•  Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•  Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities available for sale are considered to be Level 2 securities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	March 31,	Identical Assets	Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$ 8,621,663	$ -	$ 8,621,663	$ -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, there were no loans held for sale.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The Company had no impaired loans at March 31, 2009.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

Carying Value at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	March 31,	Identical Assets	Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Other real estate owned net
of valuation allowance	$ 588,207	$ -	$ -	$ 588,207

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months ended March 31, 2009 and 2008, and the financial condition of the Company as of March 31, 2009 and December 31, 2008.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2008 Annual Report on Form 10-K.

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the SEC’s rules and regulations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of March 31, 2009.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at March 31, 2009 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at March 31, 2009 and December 31, 2008 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2009 was $119,269 compared with $41,471 for the quarter ended March 31, 2008, an increase of 187.6% . Basic and diluted earnings per share for the first quarter of 2009 were $0.17 and $0.16, compared to $0.06 and $0.05 for the first quarter of 2008. The Company’s annualized return on average equity was 7.66% and annualized return on average assets was 0.57% for the quarter ended March 31, 2009, compared to a return on equity of 2.82% and a return on assets of 0.22% for the quarter ended March 31, 2008. The primary reasons for the change in net income during the quarter of 2009 are as follows:

• The net interest margin declined from 5.29% to 4.45%, due principally to a drop in the interest rates on interest earning assets, an increase in the ratio of interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, net interest income decreased 7.0% or $62,286 to $822,299 for the first quarter of 2009 compared to $884,585 for the first quarter of 2008.
•  The provision for loan losses decreased to $16,151 during the first quarter of 2009, a decrease of $218,480, as compared to the $234,631 for the three months ended March 31, 2008, in part due to the decrease in nonperforming loans. The Company increased its loan loss provision during the first quarter of 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans (see below).
•  Service charges on deposits decreased by $19,597 or 8.4% for the first quarter of 2009 compared to the first quarter of 2008, due to decreased analysis charges and returned item charges.
•  Salaries and employee benefits expense remained stable with a slight increase of 2.3% or $10,903 during the three months ended March 31, 2009 compared to the same period in 2008, due to increased average compensation.
•  Advertising and marketing expenses decreased $11,955 to $15,874 due to a reduction of marketing campaigns performed during the first quarter of 2009 as compared to the first three months of 2008.

Financial Condition Summary

The Company’s total assets were $88.9 million at March 31, 2009, an increase of $5.5 million, or 6.6% as compared to total assets of $83.4 million at December 31, 2008. The most significant changes in the Company’s consolidated balance sheet during the first quarter of 2009 are outlined below:

• Total deposits increased from $71.0 million on December 31, 2008 to $78.6 million on March 31, 2009, a
    10.8% increase. Interest-bearing deposits increased $5.1 million or 13.2% to $43.5 in the three months ended March 31, 2009 as compared to December 31, 2008.
•  Total non-interest bearing deposits increased from $32.6 million at December 31, 2008 to $35.2 million for reporting period ended March 31, 2009, a 7.9% increase in the first quarter. Non-interest bearing deposits to total deposits has declined from 45.9% of total deposits at December 31, 2008 to 44.7% at March 31,
    2009 as the Company continues to focus on attracting new customers through competitive rates on interest-
    bearing deposit accounts.
•  The Company experienced an increase in interest-earning assets of $3.9 million or 5.3% to $78.1 million in the first quarter of 2009, primarily in interest-bearing deposits in other banks which increased to $17.5 million at March 31, 2009 as compared to December 31, 2008 balance of $12.5 million.
•  Nonperforming assets were comprised of one other real estate owned property totaling $588,207 at March
    31, 2009, as compared with $1,065,474 at December 31, 2008, consisting of one commercial real estate loan and one other real estate owned.

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

Net Interest Income and Net Interest Margin

For the first quarter ended March 31, 2009, net interest income declined $62,286, or 7.0% to $822,299 in 2009 from $884,585 in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin, and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2009 and 2008. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income
(unaudited)
	For the three months ended			For the three months ended
		March 31, 2009			March 31, 2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
			($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 48,886	$ 891	7.39%	$ 53,239	$ 984	7.43%
U.S. government agencies securities	1,167	11	3.77%	955	10	4.21%
Mortgage-backed securities	7,784	85	4.44%	8,576	98	4.60%
Other securities & Due from banks time	17,004	121	2.89%	1,489	18	4.59%
Federal funds sold	64	0	0.21%	2,890	25	3.48%
Total interest-earning assets	74,905	$ 1,108	6.00%	67,149	$ 1,135	6.80%
Non-interest earning assets	9,252			8,343
Total assets	$ 84,157			$ 75,492

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 28,838	$ 163	2.29%	$ 23,970	$ 161	2.71%
Savings	992	1	0.24%	1,296	1	0.26%
Time deposits < $100,000	4,110	26	2.53%	2,147	18	3.38%
Time deposits equal to or > $100,000	6,757	45	2.77%	2,048	19	3.81%
Federal funds purchased	36	0	1.28%	10	0	3.24%
Other borrowings	575	0	0.20%	0	0	0.00%
Subordinated debenture	3,093	51	6.68%	3,093	51	6.63%
Total interest-bearing liabilities	44,401	$ 286	2.62%	32,564	$ 250	3.10%
Non-interest bearing deposits	32,651			36,353
Non-interest bearing liabilities	878			688
Stockholders' equity	6,227			5,887
Total liabilities & stockholders' equity	$ 84,157			$ 75,492

Net interest income		$ 822			$ 885

Net interest spread [2]			3.38%			3.70%
Net interest margin [3]			4.45%			5.30%

1 Amortization of loan fees are included in the calculation of interest income. Loan fees were approximately $9,060 for the three months ended March 31, 2009 as compared to $9,900 for the three months ended March 31, 2008. Loans are net of deferred fees and related direct costs.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days in reporting period and based on actual days in the reporting year.

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

	For the quarter ended
	March 31, 2009
	2009 vs. 2008
	Increase (Decrease) Due to
	($ in thosands)
	Volume	Rate	Net

Interest-earnings assets
Loans	($72)	($21)	($93)
Securities of U.S. government agencies	2	(1)	1
Mortgage-backed securities	(8)	(5)	(13)
Other securities & Due from banks time	115	(12)	103
Federal funds sold	(12)	(13)	(25)
Total interest-earning assets	25	(52)	(27)

Interest-bearing liabilities
Money market & NOW	31	(29)	2
Time deposits < $100,000	13	(5)	8
Time deposits equal to or > $100,000	34	(8)	26
Total interest-bearing liabilities	78	(42)	36
Change in net interest income	($53)	($10)	($63)

As shown above, the pure volume variance negatively impacted net interest income by $53,000 in the first quarter of 2009 relative to the same period of 2008, while the rate variance negatively impacted net interest income by $10,000 for the same comparative period.

The net interest margin was 4.45% for the three months ended March 31, 2009 as compared to 5.30% for the same period in 2008 due principally to a drop in the interest rates and an increase in interest expense due to an increase in average balances of interest-bearing deposits.

Average loans decreased $4.4 million or 8.2% for the first quarter of 2009 compared with the same period of 2008. Interest and fee income on loans decreased $93,098. The decrease in average loans resulted in approximately $73,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $20,000 decrease in income. The average yield on loans declined from 7.43% for the quarter ended March 31, 2008 to 7.39% for the quarter ended March 31, 2009.

Income from investment securities and time deposits due from banks for the quarter ended March 31, 2009 increased by $91,481 in comparison to the quarter ended March 31, 2008. The primary contributing factor to the increased interest income from other securities and time deposits due from banks was due to the increase in the average balance of due from banks time of $14.7 million. The volume increase in investment securities and time deposits due from banks contributed approximately $108,000, while the decreased rate variance negatively impacted income by approximately $17,000. The Company reduced its investment in Federal funds sold due to the lowered interest rates. The reduction in Federal funds sold balances caused a reduction of interest income of approximately $12,000, while the rate decrease caused a further decline in interest income of approximately $13,000 from Federal funds sold for the first quarter of 2009 as compared to the same quarter in 2008. The average yield for Federal funds sold declined from 3.48% for the quarter ended March 31, 2008 to 0.21% for the same period in 2009.

Average interest bearing liabilities increased $11.8 million in the first quarter of 2009 as compared to the first quarter of 2008. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers resulting in increases in money market and time account balances. The increase in average interest bearing deposits resulted in approximately a $78,000 increase in interest expense which was partially offset by a decrease of approximately $13,000 resulting a decline in rates in the first quarter of 2009 as compared to the first quarter of 2008.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves to non-classified loans, and specific allowances for all classified loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The provision for loan losses was $16,151 for the three months ended March 31, 2009 as compared to $234,631 for the three months ended March 31, 2008. No principal losses have been reported as of March 31, 2009. The allowance for loan losses was $718,762 or 1.47% of gross loans receivable at March 31, 2009 as compared to $702,409 or 1.41% of gross loans receivable at December 31, 2008 and $1,029,860 or 1.93% of gross loans receivable at March 31, 2008. The Company increased its loan loss provision during the first quarter of 2008 due to credit quality concerns stemming from deteriorating economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans. At March 31, 2009, the Company had no nonperforming loans as compared to one nonperforming loan of $412,343, or 0.83% of total loans at December 31, 2008. Nonperforming loans were $1.2 million or 2.25% of total loans at March 31, 2008.

The Company experienced no credit losses in the first quarter of 2009, and received a recovery for one loan which was charged off in 2008. The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $247,452 for the three months ended March 31, 2009 as compared to $264,387 for the three months ended March 31, 2008. Total annualized non-interest income as a percentage of average assets decreased to 1.3% from 1.6% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease of $16,935 or 6.4% in comparison to the three months ended March 31, 2008, was due primarily to a decline in income from service charges on deposit accounts.

The following table sets forth the non-interest income for the three months ended March 31, 2009 as compared to the three ended March 31, 2008:

	Non-Interest Income for the three months
	ended March 31,
		2009		2008
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Service charges on
deposit accounts	$ 213	86.0%	$ 233	88.0%
Other miscellaneous
fee income	9	3.9%	8	3.2%
Dividend income
from restricted stock	8	3.3%	8	3.1%
Income from bank
owned life insurance	17	6.8%	15	5.7%
Total non-interest
income	$ 247	100.0%	$ 264	100.0%
As a percentage of
average earning assets		1.3%		1.6%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges decreased $19,597 or 8.4% to $212,961 for the three months ended March 31, 2009. The decrease was primarily attributable to decreased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2009 as compared to the three ended March 31, 2008:

	Non-Interest Expense for the quarter ended
	March 31
	2009		2008
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)

Salaries and employee benefits	$ 489	56.2%	$ 478	55.6%
Occupancy and equipment	78	9.0%	84	9.7%
Data and item processing	73	8.4%	83	9.6%
Deposit products and services	23	2.6%	55	6.4%
Legal and other professional fees	45	5.2%	45	5.2%
Regulatory assessments	28	3.2%	20	2.3%
Advertising and marketing	16	1.8%	28	3.2%
Directors’ fees and expenses	18	2.1%	19	2.2%
Printing and supplies	9	1.0%	14	1.6%
Telephone	7	0.8%	7	0.8%
Insurance	8	0.9%	8	0.9%
Reserve for undisbursed lines of credit	2	0.2%	(25)	-2.9%
Other expenses	75	8.6%	47	5.4%
Total non-interest expenses	$ 871	100.0%	$ 863	100.0%
Non-interest expense as a
percentage of average earning assets		4.6%		5.1%
Efficiency ratio		81.4%		75.1%

Although non-interest expenses increased, total annualized non-interest expenses as a percentage of average assets decreased to 4.6% from 5.1% for the three months ended March 31, 2009 as compared to three months ended March 31, 2008 due to the increase in average earning assets. Average earning assets were $74.9 million and $67.1 million the quarters ended March 31, 2009 and 2008, respectively. The efficiency ratio increased in the most recent three-month period to 81.4% as compared to 75.1% for the same period in 2008 due mainly to the reduction of net interest income.

Non-interest expenses were $870,574 for the three months ended March 31, 2009 as compared to $862,748 for the three months ended March 31, 2008. The largest component of general and administrative expenses was salary and employee benefits expense of $488,695 for the first quarter of 2009 as compared to $477,792 for the three months ended March 31, 2008. The increase in salaries and benefits expenses was reflective of increased incentive, average compensation, and employee benefit expenses.

Other components of non-interest expense that affected the increase were other expenses that included expenses of other real estate of $13,956 and loan collection expense of $7,125 in the first quarter of 2009 as compared to no expenses of other real estate and $816 of loan collection expense in the first quarter of 2008.

Advertising and Marketing expenses decreased by $11,955, or 43.0%, to $15,874 for the comparable three month period due to a reduction in marketing campaigns performed during the first quarter of 2009 as compared to the same period of 2008. Data and item processing expense decreased by $9,195, or 11.1%, to $73,481 in the quarter ended March 31, 2009 as compared to the same quarter of 2008 due to branch and remote capture and decreased activity.

Provision for Income Taxes

The tax provision was $63,757 for the first quarter ended March 31, 2009, representing approximately 34.8% of pre-tax income for the first quarter. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits. The tax provision was

$10,122 for the first quarter ended March 31, 2008, representing approximately 19.6% of pre-tax income for the first quarter. Of the $51,593 in pre-tax income in the first quarter ended March 31, 2008, approximately $27,000 was tax exempt.

Financial Condition

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General

Total assets increased from $83.4 million to $88.9 million or 6.6% between December 31, 2008 and March 31, 2009, due to an increase in deposit balances. Although approximately 15% of the deposits are related to a number of the Company’s customers that are engaged in real estate related activities, the Company’s growth in deposits was from other companies and individuals outside of real estate related activities. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Loan Portfolio

During the three months ended March 31, 2009, the Company’s loan portfolio, net of unearned loan fees, decreased by $723,443 to $49.0 million at March 31, 2009 as compared to $49.7 million at December 31, 2008. The Company experienced moderate increases in balances of Real Estate secured loans while experiencing nominal declines in commercial and consumer real estate loans. The largest loan category at March 31, 2009 was real estate loans, which consist of commercial and consumer real estate loans excluding construction loans, which constitute 80.6% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2009 was commercial loans, constituting 18.2% of the loan portfolio. The composition of the Company’s loan portfolio at March 31, 2009 and December 31, 2008 is set forth below:

	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)

Construction	$ -	0.0%	$ 821	1.6%
Real estate	39,501	80.6%	37,794	76.0%
Commercial	8,933	18.2%	10,607	21.3%
Installment	600	1.2%	544	1.1%
Gross loans	$ 49,034	100.0%	$ 49,766	100.0%

The average yield on the loan portfolio as of March 31, 2009 was 7.39% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At March 31, 2009, approximately 62.8% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2009 and December 31, 2008, the Company had $6.1 million and $4.9 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At March 31, 2009 and December 31, 2008, the Company had $3,000 and $128,000, respectively, in unadvanced standby letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets
	March 31	December 31	March 31
	2009	2008	2008
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ -	$ -	$ -
Real estate	0	0	0
Commercial	0	412	1,165
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	0	412	1,165

LOANS 90 DAYS OR MOREPAST DUE& STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0
TOTAL NONPERFORMING LOANS	0	412	1,165
OREO	588	653	0

TOTAL NONPERFORMINGASSETS	$ 588	$ 1,065	$ 1,165
Restuctured loans as a percentage of total loans	n/a	n/a	n/a
Nonperforming loans as a percentage of total loans [3]	0.00%	0.83%	2.19%
Nonperforming assets as a percentage of total loans and OREO	1.19%	2.11%	2.19%

[1]Additional interest income of approximately $2,200 would have been recorded for the period ended December 31, 2008 if this loan had been paid or accrued in accordance with original terms.
[2]Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.
[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At March 31, 2009, the Company had one foreclosed property (OREO) consisting of 21 remaining units, no loans on non-accrual status, and no restructured loans. The Company’s nonperforming assets at March 31, 2009 were 1.19% of the total loans and OREO. The loan on non-accrual status at December 31, 2008 placed on accrual status during the first quarter of 2009. At December 31, 2008, the Company had one foreclosed property consisting of 23 remaining units, one loan on non-accrual status, and no restructured loans. The Company’s nonperforming assets at December 31, 2008 were 2.11% of the total loans and OREO.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.47% to 7.07% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.24% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $718,762 at March 31, 2009, $702,409 at December 31, 2008, and $1,029,860 at March 31, 2008. The ratios of the allowance for loan losses to total loans at March 31, 2009, December 31, 2008, and March 31, 2008 were 1.47%, 1.41%, and 1.93% respectively.

The table below summarizes, as of and for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	For the Quarter Ended		For the Year Ended
	March 31,		December 31,
	2009	2008	2008
Balances:		($ in thousands)
Average total loans
outstanding during period	$ 48,886	$ 53,239	$ 51,505
Total loans outstanding
at end of the period	$ 49,034	$ 53,276	$ 49,766
Allowance for loan losses:
Balance at the beginning of period	$ 702	$ 725	$ 25
Provision charged to expense	16	235	472
Charge-offs
Construction loans	0	0	298
Commercial loans	0	0	251
Commercial real estate loans	0	0	0
Installment loans	0	0	20
Total	0	0	569
Recovrries
Construction loans	0	0	0
Commercial loans	0	61	65
Commercial real estate loans	0	9	9
Installment loans	0	0	0
Total	0	70	74
Net loan chage-offs
(recoveries)	(0)	(70)	495
Balance	$ 718	$ 1,030	$ 702

Ratios:
Net loan charge-offs to average total loans	0.00%	-0.13%	0.96%
Provision for loan losses to average total loans	0.03%	0.44%	0.92%
Allowance for loan losses to total loans at the
end of the period	1.47%	1.93%	1.41%
Allowance for loan losses to total
nonperforming loans	n/a	250.00%	60.26%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	n/a	-6.80%	70.38%
Net loan charge-offs (recoveries) to Provision
for loan losses	n/a	-29.79%	104.84%

While Management believes that the amount of the allowance at March 31, 2009 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2009 was $11.7 million having a tax equivalent yield of 4.74% . This compares to an investment portfolio of $12.0 million at December 31, 2008 having a 4.77% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2009 was mortgage-backed securities. At March 31, 2009, approximately 47% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 439	$ 437	$ 439	$ 437
Mortgage-backed securities	2,400	2,451	2,554	2,584
Corporate bonds	173	171	174	165
Total held to maturity	3,012	3,059	3,167	3,186

Available for sale:
Federal agency	1,003	1,003	2,010	2,010
Municipal	750	750	744	744
Mortgage-backed	5,868	5,868	5,020	5,020
Corporate bonds	1,001	1,001	1,017	1,017
Total available for sale	8,622	8,622	8,791	8,791
Total	$ 11,634	$ 11,681	$ 11,958	$ 11,977

There were no material changes since December 31, 2008 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $7.6 million or 10.8% to $78.6 million at March 31, 2009 from $71.0 million at December 31, 2008 due to the increase in interest-bearing deposit balances and demand deposits. Interest-bearing deposits increased $5.1 million or 13.2% to $43.5 million at March 31, 2009 from $38.4 million at December 31, 2008. Demand deposits increased $2.6 million or 7.9% to $35.2 million at March 31, 2009 from $32.6 million at December 31, 2008. The ratio of non-interest bearing funds to total deposits was 44.7% at March 31, 2009 and 45.9% at December 31, 2008.

A comparative distribution of the Company’s deposits at March 31, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions

	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 35,170	44.8%	$ 32,601	46.0%
NOW	1,879	2.4%	1,849	2.6%
Savings	970	1.2%	1,065	1.5%
Money Market	27,323	34.7%	26,585	37.4%
Time Deposits < $100,000	4,233	5.4%	3,842	5.4%
Time Deposits > $100,000	9,065	11.5%	5,056	7.1%
	$ 78,640	100.0%	$ 70,998	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2009 and 2008 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous in the section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2009 and December 31, 2008, the Company had deposits from related parties representing 8.2% and 13.9% of total deposits of the Company, respectively. Further, at March 31, 2009 and December 31, 2008, deposits from escrow companies represented 14.7% and 16.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2009 the Company had no FHLB advances or overnight borrowings outstanding, as compared to $2.4 million FHLB borrowings outstanding at December 31, 2008. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $6.3 million at March 31, 2009 and $6.2 million at December 31, 2008. There was an overall increase of $78,470 due to the following transactions. A decrease resulted from stock repurchases totaling $118,018 under the Company’s stock repurchase program. The total shares repurchased during the first quarter of 2009 were 12,281. Options exercised increased stockholders’ equity by $59,622, while increasing outstanding stock by 7,426 shares. Net income increased retained earnings by $119,269. The change in the unrealized loss on investment securities increased equity by $17,597 during the first quarter of 2009.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At March 31, 2009, the Company’s liquid assets totaled approximately $20.1 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 22.6% . At December 31, 2008, the Company’s liquid assets totaled approximately $23.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 28.7% . Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain 8% to 10% liquidity.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”). In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $20.8 million at March 31, 2009.

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

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 16.57% and 15.34%, respectively at March 31, 2009, as compared to 16.09% and 14.90%, respectively at December 31, 2008. At March 31, 2009 and December 31, 2008, the Bank’s Leverage Capital Ratios were 11.13% and 11.38%, respectively. As of March 31, 2009 and December 31, 2008, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2009, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 16.77% and 13.84%, respectively, and its Leverage Capital ratio was 10.05% .

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(unaudited)
			Minimum Requirement
	March 31, 2009	December 31, 2008	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	16.77%	16.48%	10.00%
Tier 1 capital to total risk-weighted assets	13.84%	13.57%	6.00%
Tier 1 leverage ratio	10.05%	10.37%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	16.57%	16.09%	10.00%
Tier 1 capital to total risk-weighted assets	15.34%	14.90%	6.00%
Tier 1 leverage ratio	11.13%	11.38%	5.00%

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period, the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At March 31, 2009, approximately 62.8% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 21.1% of all fixed rate loans at March 31, 2009 mature within twelve months.

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

Immediate Change in Rate
	-200	bp	-100	bp	+100	bp	+200	bp
Change in Net interest income (in $000’s)	(362)		(172)		102		189
% Change	-10.35%		-4.92%		2.92%		5.40%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of March 31, 2009, there has been no material change in interest rate risk since December 31, 2008.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 1A: Risk Factors - Not applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On February 19, 2009, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $200,000 in its common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months commencing February 20, 2009.

Since the commencement of the Stock Repurchase Program of February 19, 2009 and through March 31, 2009 the Company has acquired and retired 12,281 of its shares at a weighted average price of $9.61 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the first quarter of 2009:

	January	February	March

Average per share price	$ -	$ -	$ 9.61
Number of shares purchased as part of publicly
announced plan or program	N/A	N/A	12,281
Cumulative shares repurchased under program	N/A	N/A	12,281
Maximum number of shares remaining for (or
approximate dollar value) purchase under a plan or
program	$ -	$ -	$ 81,983

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
10.12  Amendment to Salary Continuation Agreement for Dann H. Bowman (5)
10.13  Amendment to Salary Continuation Agreement for Roger Caberto (5)
11       Statement Regarding Computation of Net Income Per Share (4)
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
(5)  Incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2009	CHINO COMMERCIAL BACORP

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer