Form 10-Q
period 2009-06-30
Chino Commercial Bancorp
filed 2009-08-13
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

__________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes

☑ No

On July 25, 2009, there were 701,311 shares of Chino Commercial Bancorp Common Stock outstanding.

TABLE OF CONTENTS

Part I – Financial Information.................................................................................................................................................

Item 1. Financial Statements...................................................................................................................................

Consolidated Balance Sheets.................................................................................................................

Consolidated Statements of Income.....................................................................................................

Consolidated Statements of Cash Flows..............................................................................................

Notes to the Financial Statements.........................................................................................................

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations..............

Item 3. Qualitative & Quantitative Disclosures about Market Risk.................................................................

Item 4. Controls and Procedures............................................................................................................................

Part II – Other Information......................................................................................................................................................

Item 1 – Legal Proceedings.....................................................................................................................................

Item 1A. – Risk Factors...........................................................................................................................................

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds.............................................................

Item 3 – Defaults upon Senior Securities.............................................................................................................

Item 4 – Submission of Matters to Vote of Security Holders............................................................................

Item 5 – Other Information......................................................................................................................................

Item 6 – Exhibits.......................................................................................................................................................

Signatures................................................................................................................................................................................

Page 3 3 3 4 5 6 13 31 31 33 33 33 33 33 33 34 34 35

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$ 4,399,022	$ 3,877,897

Interest-bearing deposits in other banks	18,205,089	12,498,000

Investment securities available for sale	7,037,258	8,791,651
Investment securities held to maturity (fair value approximates
$2,822,000 at June 30, 2009 and $3,186,000 at December 31, 2008)	2,784,610	3,167,401
Total investments	28,026,957	24,457,052
Loans
Construction	0	820,888
Real estate	47,076,433	37,794,240
Commercial	9,203,494	10,607,103
Installment	784,469	543,937
Gross loans	57,064,396	49,766,168
Unearned fees and discounts	(33,163)	(77,542)
Loans net of unearned fees and discount	57,031,233	49,688,626
Allowance for loan losses	(846,492)	(702,409)
Net loans	56,184,741	48,986,217

Accrued interest receivable	327,236	313,428
Restricted stock	677,650	677,650
Fixed assets, net	1,904,306	1,980,476
Other real estate	426,081	653,131
Prepaid & other assets	2,313,372	2,447,295
Total assets	$ 94,259,365	$ 83,393,146

LIABILITIES:
Deposits
Non-interest bearing	$ 35,084,544	$ 32,600,750
Interest Bearing
NOW and money market	30,977,628	28,434,407
Savings	1,117,301	1,064,668
Time deposits less than $100,000	4,719,729	3,842,310
Time deposits of $100,000 or greater	12,117,871	5,055,617
Total deposits	84,017,073	70,997,752

Accrued interest payable	123,166	56,061
Borrowings from Federal Home Loan Bank (FHLB)	0	2,400,000
Accrued expenses & other payables	695,767	665,580
Subordinated debentures	3,093,000	3,093,000
Total liabilities	87,929,006	77,212,393
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 701,311 shares and 708,420 shares at June 30, 2009 and December 31, 2008, respectively.

	2,532,414	2,617,542
Retained earnings	3,727,034	3,534,236
Accumulated other comprehensive income	70,911	28,975
Total equity	6,330,359	6,180,753
Total liabilities & stockholders' equity	$ 94,259,365	$ 83,393,146

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Investment securities and due from banks	$ 204,323	$ 112,298	$ 421,605	$ 238,098
Interest on Federal funds sold	22	5,987	56	30,978
Interest and fee income on loans	972,656	999,910	1,864,013	1,984,365
Total interest income	1,177,001	1,118,195	2,285,674	2,253,441
Interest expense
Deposits	231,387	165,867	466,395	365,482
Interest on Federal funds purchased	2	889	115	973
Interest on FHLB borrowings	316	0	606	0
Other borrowings	50,963	50,963	101,925	101,925
Total interest expense	282,668	217,719	569,041	468,380
Net interest income	894,333	900,476	1,716,633	1,785,061
Provision for loan losses	127,730	43,773	143,881	278,404
Net interest income after
provision for loan losses	766,603	856,703	1,572,752	1,506,657
Non-interest income
Service charges on deposit accounts	243,876	252,265	456,837	484,823
Other miscellaneous income	(2,547)	9,246	7,054	17,719
Dividend income from restricted stock	(5,346)	18,238	2,815	26,483
Income from bank-owned life insurance	16,725	15,607	33,455	30,719
Total non-interest income	252,708	295,356	500,161	559,744
General and administrative expenses
Salaries and employee benefits	443,780	499,499	932,475	977,291
Occupancy and equipment	78,672	82,578	156,283	166,359
Data and item processing	68,285	82,390	141,766	165,066
Advertising and marketing	17,919	12,786	33,792	40,615
Legal and professional fees	45,121	50,309	90,186	95,621
Regulatory Assessments	90,694	20,817	118,723	41,298
Insurance	7,660	7,768	15,444	15,996
Directors' fees and expenses	17,451	19,125	35,658	38,301
Other expenses	144,485	147,277	260,316	244,751
Total general & administrative expenses	914,067	922,549	1,784,643	1,785,298
Income before income tax expense	105,244	229,510	288,270	281,103
Income tax expense	31,715	83,105	95,472	93,227
Net income	$ 73,529	$ 146,405	$ 192,798	$ 187,876
Basic earnings per share	$ 0.10	$ 0.21	$ 0.27	$ 0.27
Diluted earnings per share	$ 0.10	$ 0.19	$ 0.26	$ 0.25

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$ 192,798	$ 187,876
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	143,881	278,404
Depreciation and amortization	76,877	84,028
Net amortization of securities	(8,743)	(1,270)
Amortization of deferred loan (fees) costs	(44,379)	(4,088)
Loss on disposition of equipment	0	740
Deferred income tax	50,472	0
Net changes in:
Accrued interest receivable	(13,808)	30,322
Other assets	61,820	(132,414)
Accrued interest payable	67,105	(5,738)
Other liabilities	30,187	(27,058)
Net cash provided by operating activities	556,210	410,802

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	(5,707,089)	0
Activity in available for sale investment securities:
Purchases	(1,414,675)	0
Repayments and calls	3,245,985	1,745,155
Activity in held to maturity investment securities:
Repayments and calls	385,825	388,809
Purchase of stock investments, restricted	0	(12,100)
Loans purchased	(6,355,679)	0
Loan originations and principal collections, net	(942,347)	204,297
Proceeds from sale of other real estate owned	227,050	0
Purchase of premises and equipment	(707)	(4,855)
Net cash provided (used) by investing activities	(10,561,637)	2,321,306

Cash Flows from Financing Activities
Net increase (decrease) in deposits	13,019,321	(4,030,607)
Net decrease in FHLB borrowings	(2,400,000)	0
Proceeds from the exercise of stock options	51,981	0
Payments for stock repurchases	(144,750)	(99,748)
Net cash provided (used) by financing activities	10,526,552	(4,130,355)
Net increase (decrease) in cash and cash equivalents	521,125	(1,398,247)

Cash and Cash Equivalents at Beginning of Period	3,877,897	10,927,933
Cash and Cash Equivalents at End of Period	$ 4,399,022	$ 9,529,686

Supplemental Information
Interest paid	$ 501,936	$ 474,118
Income taxes paid	$ 45,000	$ 196,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated in March 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s principal source of income is dividends and tax equalization payments from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Recent Accounting Pronouncements:

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-1, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-1 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-1 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FIN 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on the Company’s consolidated financial statements as the Company has no interests in any variable interest entities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 13, 2009.

In April 2009, the FASB issued Staff Position FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS No. 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS No. 115-2 and FAS 124-2 in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At June 30, 2009 and 2008, there were 108,405 options available for granting. At June 30, 2009 and 2008, outstanding options amounted to 97,394 and 113,433, respectively. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

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

The basic and diluted earnings per share are as follows:

	Earnings per share Calculation
	For the three months ended June 30,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 73,529	702,735	$ 0.10	$ 146,405	699,798	$ 0.21

Effect of dilutive shares:
assumed exercise of
outstanding options		29,246	0.00		55,890	(0.02)

Diluted earnings per share	$ 73,529	731,981	$ 0.10	$ 146,405	755,688	$ 0.19

	Earnings per share Calculation
	For the six months ended June 30,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 192,798	705,238	$ 0.27	$ 187,876	700,808	$ 0.27

Effect of dilutive shares:
assumed exercise of
outstanding options		23,502	(0.01)		58,083	(0.02)

Diluted earnings per share	$ 192,798	728,740	$ 0.26	$ 187,876	758,891	$ 0.25

Note 6 - Off-Balance-Sheet Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant loans, unadvanced lines of credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2009 and December 31, 2008, the Company had $4.9 million of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At June 30, 2009 and December 31, 2008, the Company had $3,000 and $128,000, respectively, in unadvanced standby letters of credit.

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

Note 7 – Fair Value Measurement

SFAS No. 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

  Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.
  Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.
  Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$ 7,037,258	$ -	$ 7,037,258	$ -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, there were no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The Company had no impaired loans at June 30, 2009.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No.  157.

The following table summarizes the Company’s OREO that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Other real estate owned net
of valuation allowance	$ 426,081	$ -	$ -	$ 426,081

FASB Staff Position FAS No. 107-1 and ABP 28-1, require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2009 is shown below.

Fair Value of Financial Instruments

	June 30, 2009

	Carrying	Fair
Financial assets:	Amount	Value
Cash and due from banks	$ 4,399,022	$ 4,399,022
Interest-bearing deposits in other banks	18,205,089	18,228,965
Total cash & cash equivalents	22,604,111	22,627,987
Stock investments	677,650	677,650
Investment securities AFS	7,037,258	7,037,258
Investment securities HTM	2,784,610	2,821,915
Loans, net	56,184,741	56,230,921
Accrued interest receivable	327,236	327,236
Other Real Estate Owned	426,081	426,081
Trups common securities **	93,000	81,953
** part of Prepaid & other assets
Financial liabilities:
Deposits	84,017,073	84,095,073
Subordinated Debenture	3,093,000	2,725,610
Accrued interest payable	123,166	123,166

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and six months ended June 30, 2009 and 2008, and the financial condition of the Company as of June 30, 2009 and December 31, 2008.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of June 30, 2009.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at June 30, 2009 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at June 30, 2009 and December 31, 2008 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2009 compared to second quarter 2008

Net income for the quarter ended June 30, 2009 was $73,529 compared with $146,405 for the quarter ended June 30, 2008, a decline of 49.8%. Basic and diluted earnings per share for the second quarter of 2009 were $0.10, compared to $0.21 and $0.19, respectively, for the second quarter of 2008. The Company’s annualized return on average equity was 4.76% and annualized return on average assets was 0.32% for the quarter ended June 30, 2009, compared to a return on average equity of 10.03% and a return on assets of 0.80% for same quarter in 2008. The primary reasons for the change in net income during the second quarter of 2009 are as follows:

•         The net interest margin declined from 5.54% to 4.39%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, net interest income decreased $6,143 or 0.7% during the three months ended June 30, 2009.

•         The provision for loan losses increased to $127,730 during the second quarter of 2009, an increase of $83,957 or 191.8%, as compared to $43,733 for the three months ended June 30, 2008. Approximately 93% of the provision in the second quarter of 2009 was due to the increase in outstanding loans during that quarter (see below). The remaining increase related to general economic conditions in the Company’s market area and in the real estate industry specifically, despite the fact that the Company had no nonperforming loans and no delinquencies at June 30, 2009.

•         Other miscellaneous income, which includes gains and losses from OREO, decreased $11,793 in the second quarter of 2009, compared to the second quarter of 2008. This was due primarily to a write-down of OREO resulting in a net loss from sale of OREO of $13,521 for the second quarter of 2009. No OREO losses occurred during the same period in 2008.

•         Dividend income from restricted stock decreased $23,584 comparing the second quarter of 2009 with the same quarter in 2008, resulting from an accrual reversal for stock dividends receivable from the Federal Home Loan Bank of San Francisco (FHLB). The FHLB has temporarily ceased paying dividends.

•         Salaries and employee benefits decreased $55,719, or 11.2%, to $433,780 for the second quarter of 2009 compared to the same period of 2008 due to a decrease in staff through attrition, a refund for the prior year’s workers compensation insurance, and an increase in capitalized loan costs. Capitalized loan costs increased $23,058 due to increased new loan activity while salaries and employee benefits decreased $32,661.

•         Regulatory assessments increased in the second quarter of 2009 by $69,877 compared to the second quarter of 2008. The substantial increase was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000. Along with this one-time expense, the Bank's quarterly FDIC assessment rate increased substantially as well.

First half of 2009 compared to the first half of 2008

Net income for the six months ended June 30, 2009 was $192,798 compared with $187,876 for the first six months of 2008, an increase of 2.6%. Basic and diluted earnings per share for the six months ended June 30, 2009 were $0.27 and $0.26, respectively, compared to $0.27 and $0.25, respectively, for the same period in 2008. Annualized return on average equity was 6.22% and a return on assets of 0.44%, compared to a return on equity of 6.42% and a return on assets of 0.50% for the same period in 2008. The primary reasons for the change in net income during the first half of 2009 are as follows:

•         The net interest margin declined from 5.41% to 4.42%, due principally to a drop in the interest rates on interest earning assets, an increase in interest bearing deposits to total deposits, and competitive pressures on deposit interest rates. As a result, net interest income decreased $68,428 or 3.8% during the first half of 2009.

•         The provisions for loan losses decreased $134,523 or 48.3% for the six months ended June 30, 2009, despite the increased provision in the second quarter relating to loan growth. The decrease was due in part to the fact that in the Company had $402,000 in charge-offs during the first six months of 2008, versus no charge-offs during the comparable period in 2009. As a result, despite the decrease in the loan loss provision for the first half of 2009 compared to same period in 2008, the allowance for loan losses was 1.48% of total loans at June 30, 2009 compared to 1.27% at June 30, 2008 and 1.41% at December 31, 2008. The decrease in the provision was also related to the fact that total nonperforming assets decreased from $1.2 million at June 30, 2008 to $426,081 at June 30, 2009 (see below).

•         Service charge income decreased by $27,986 or 5.8% for the first half of 2009, due to a decrease in volume of deposit transactions subject to analysis charges and returned item charges.

•         Other miscellaneous income, which includes gains and losses from OREO, decreased $10,665 in the first half of 2009, compared to the second quarter of 2008. This was due primarily to a write-down of OREO resulting in a net loss from sale of OREO of $13,521 for the first half of 2009. No losses from OREO occurred during the same period in 2008.

•         Dividend income from restricted stock decreased $23,668 comparing the second quarter of 2009 with the same quarter in 2008, resulting from an accrual reversal for stock dividends receivable from the FHLB. The FHLB has temporarily ceased paying dividends.

•         For the six months ended June 30, 2009 salaries and benefits decreased $44,816 or 4.6% as compared with the first half of 2008. This was due to a decrease in staff from 26 to 25 full-time equivalent employees which was accomplished through attrition that resulted in $15,227 decrease in salaries and benefits. Increased loan activity resulted in a $29,589 increase in capitalized loan costs.

•         Regulatory assessments increased in the first half of 2009 by $77,425 compared to the same period of 2008. The substantial increase was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000. Along with this one-time expense, the Bank's quarterly FDIC assessment rate increased substantially as well.

Financial Condition Summary

The Company’s total assets were $94.3 million at June 30, 2009, a growth of $10.9 million, or 13.0% as compared to total assets of $83.4 million at December 31, 2008. The most significant changes in the Company’s balance sheet during the six months ended June 30, 2009 are outlined below:

  Total deposits increased from $71.0 million on December 31, 2008 to $84.0 million on June 30, 2009, an 18.3% increase. Non-interest bearing deposits increased $2.5 million or 7.6% to $35.1 in the six months ended June 30, 2009 as compared to December 31, 2008.
  Total non-interest bearing deposits increased from $38.4 million at December 31, 2008 to $48.9 million at June 30, 2009, a 27.4% increase. Non-interest bearing deposits to total deposits declined from 45.9% at December 31, 2008 to 41.8% at June 30, 2009 as the Company continues to focus on attracting new customers through competitive rates on interest-bearing accounts.
  The Company experienced an increase in interest-earning assets of $10.9 million or 14.6% to $85.1 million in the first half of 2009. Gross loans rose from $49.8 million to $57.1 million, a 14.7% increase, in part by the completion of a $6.4 million dollar whole loan purchase in early May, in addition to organic loan growth. Total investments increased 14.6% to $28.0 million in the first half of 2009.
  Nonperforming assets were comprised of one OREO property totaling $426,081 at June 30, 2009, as compared to $1,065,474 at December 31, 2008, consisting of one commercial real estate loan and one OREO.

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

Net Interest Income and Net Interest Margin

For the second quarter, net interest income declined $6,143, or 0.7%, to $894,333 in 2009 from $900,476 in 2008. For the six months ended June 30, 2009, net interest income declined $68,428, or 3.8%, to $1.7 million in 2009 from $1.8 million in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2009 and 2008. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 53,188	$ 973	7.33%	$ 54,224	$ 1,000	7.42%
U.S. government agencies securities	363	3	3.80%	401	4	4.46%
Mortgage-backed securities	7,809	82	4.22%	8,082	91	4.54%
Other securities & Due from banks time	20,235	119	2.35%	1,481	17	4.52%
Federal funds sold	38	0	0.23%	1,223	6	1.97%
Total interest-earning assets	81,633	$ 1,177	5.78%	65,411	$ 1,118	6.88%
Non-interest earning assets	9,637			8,130
Total assets	$ 91,270			$ 73,541

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 29,208	$ 140	1.92%	$ 22,140	$ 132	2.40%
Savings	993	1	0.25%	1,153	1	0.25%
Time deposits < $100,000	4,449	27	2.41%	2,299	17	2.98%
Time deposits equal to or > $100,000	10,229	63	2.52%	2,025	16	3.14%
Federal funds purchased	1	0	1.04%	111	1	3.23%
Other borrowings	516	0	0.25%	0	0	0.00%
Subordinated debenture	3,093	51	6.61%	3,093	51	6.61%
Total interest-bearing liabilities	48,489	$ 282	2.34%	30,821	$ 218	2.84%
Non-interest bearing deposits	35,371			36,242
Non-interest bearing liabilities	1,235			637
Stockholders' equity	6,175			5,841
Total liabilities & stockholders' equity	$ 91,270			$ 73,541

Net interest income		$ 895			$ 900

Net interest spread [2]			3.44%			4.03%
Net interest margin [3]			4.39%			5.54%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $8,500 for the three months ended June 30, 2009 as compared to $13,400 for the three months ended June 30, 2008.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 51,086	$ 1,864	7.36%	$ 53,775	$ 1,984	7.42%
U.S. government agencies securities	762	14	3.77%	678	15	4.42%
Mortgage-backed securities	7,797	167	4.33%	8,352	190	4.56%
Other securities & Due from banks time	18,628	240	2.60%	1,486	34	4.55%
Federal funds sold	51	0	0.22%	2,056	31	3.03%
Total interest-earning assets	78,324	$ 2,285	5.88%	66,347	$ 2,254	6.83%
Non-interest earning assets	9,409			8,169
Total assets	$ 87,733			$ 74,516

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 29,024	$ 303	2.10%	$ 23,055	$ 294	2.56%
Savings	993	1	0.25%	1,225	2	0.25%
Time deposits < $100,000	4,280	52	2.46%	2,223	35	3.17%
Time deposits equal to or > $100,000	8,502	109	2.62%	2,036	35	3.48%
Federal funds purchased	18	0	1.28%	61	1	3.23%
Other borrowings	545	1	0.22%	0	0	0.00%
Subordinated debenture	3,093	102	6.65%	3,093	102	6.65%
Total interest-bearing liabilities	46,455	$ 568	2.47%	31,693	$ 469	2.97%
Non-interest bearing deposits	34,018			36,298
Non-interest bearing liabilities	1,059			673
Stockholders' equity	6,201			5,852
Total liabilities & stockholders' equity	$ 87,733			$ 74,516

Net interest income		$ 1,717			$ 1,785

Net interest spread [2]			3.41%			3.86%
Net interest margin [3]			4.42%			5.41%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $23,300 for the six months ended June 30, 2009 as compared to $87,400 for the six months ended June 30, 2008. Loans are net of deferred fees and related direct costs.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Rate/Volume Analysis

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate and volume variance.

	For the quarter ended			For the six months ended
	June 30			June 30
	2009 vs. 2008			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	($21)	($6)	($27)	($93)	($27)	($120)
Securities of U.S. government agencies	0	(1)	(1)	(1)	0	(1)
Mortgage-backed securities	(3)	(6)	(9)	(12)	(11)	(23)
Other securities & Due from banks time	114	(12)	102	228	(22)	206
Federal funds sold	(3)	(3)	(6)	(16)	(15)	(31)
Total interest-earning assets	87	(28)	59	106	(75)	31

Interest-bearing liabilities
Money market & NOW	37	(29)	8	68	(59)	9
Savings	0	0	0	(1)	0	(1)
Time deposits < $100,000	13	(3)	10	26	(9)	17
Time deposits equal to or > $100,000	53	(6)	47	87	(13)	74
Federal funds purchased	0	(1)	(1)	(2)	1	(1)
Other borrowed funds	0	0	0	1	0	1
Subordinated debenture	0	0	0	0	0	0
Total interest-bearing liabilities	103	(39)	64	179	(80)	99
Change in net interest income	($16)	$11	($5)	($73)	$5	($68)

As shown above, the pure volume variance negatively impacted net interest income by $15,000 in the second quarter of 2009 relative to the same period of 2008, while the rate variance positively impacted net interest income by $9,000 in the same comparative periods.

The Company’s net interest income for the second quarter of 2009 was $894,333 compared to $900,476 in the second quarter of 2008, a decrease of $6,143, or 0.7%. The net interest margin was 4.39% for the three months ended June 30, 2009 as compared to 5.54% for the same period in 2008 due principally to an increase in the average balance of interest bearing demand deposits and competitive pressures on deposit interest rates.

Average loans decreased $1.0 million or 1.9% for the second quarter of 2009 compared with the same period of 2008. Interest and fee income on loans decreased $27,254. The decrease in average loans resulted in approximately $21,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $6,000 decrease in income. The average yield on loans declined from 7.42% for the quarter ended June 30, 2008 to 7.33% for the quarter ended June 30, 2009.

Income from investment securities and due from banks for the quarter ended June 30, 2009 increased by $92,025 in comparison to the quarter ended June 30, 2008. The primary reason for the increased interest income was due to the increase in the average balance of investment securities and due from banks of approximately $18.4 million or 185.1%. The growth in average investment securities and due from banks time balances caused an increase of interest income of approximately $112,000, while the rate decrease caused a decline in interest income of approximately $21,000 from investment securities and due from banks time for the second quarter of 2009 as compared to the same quarter in 2008. The average yield for investment securities and due from banks time declined from 4.52% for the 3 months ended June 30, 2008 to 2.88% for the same period in 2009.

Average Federal funds sold decreased $1.2 million or 96.9% in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. The reduction in Federal funds sold balances caused a reduction of interest income of approximately $3,000, while the rate decrease caused a further decline in interest income of approximately $3,000 from Federal funds sold for the second quarter of 2009 as compared to the same quarter in 2008. The average yield for Federal funds sold declined from 1.97% for the 3 months ended June 30, 2008 to 0.23% for the same period in 2009.

Average interest-bearing liabilities increased $17.6 million in the second quarter of 2009 as compared to the second quarter of 2008. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers resulting in increases in money market and time account balances. The increase in average interest-bearing deposits resulted in approximately a $103,000 increase in interest expense which was offset by a decrease of approximately $39,000 due to a decrease in rates in the second quarter of 2009 as compared to the second quarter of 2008.

Pure volume variances negatively impacted net interest income by approximately $73,000 for the six-month period ended June 30, 2009 relative to the same period of 2008, while the rate variance positively impacted net interest income by approximately $5,000 in the same comparative periods.

Interest income increased $32,233 or 1.4% in the six month period ended June 30, 2009 compared to the same period of 2008, while interest expense increased $100,661 or 21.5%. Interest and fee income from loans decreased during the six months ended June 30, 2009 by $120,352, or 6.1% from $1,984,365 for the same period in 2008 due to a decline in average loan balances and rate decreases.

Due to the growth in average deposits, investment securities and due from banks time deposits average balances increased as did income from those balances. The most significant increase was in due from banks time deposits, which experienced a positive volume variance of approximately $228,000 and a negative rate variance of $22,000 for the six months ended June 30, 2009 compared to the same period in 2008. Interest income from Investment securities and Due from banks time increased $183,507 or 77.1% to $421,605 for the six ended June 30, 2009 compared to the same period of 2008.

Interest expense on deposits increased $100,913, or 27.6% to $466,395 for the six months ended June 30, 2009 compared to the same period of 2008. Average interest bearing deposits to average total deposits increased from 44.0% for the six months ended June 30, 2008 to 55.7% for the same period in 2009 as new and existing deposits continue to migrate to higher yielding accounts. The Company’s net interest margin declined from 5.41% to 4.42%, for the six months ended June 30, 2009 versus 2008 due principally to a drop in interest rates and an increase in the average balance of interest bearing demand deposits and competitive pressures on deposit interest rates. As a result, net interest income decreased $68,428 or 3.8% for the six months ended June 30, 2009, as compared to the same period of 2008.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined methodology to ensure adequacy as the portfolio grows.  The methodology utilized is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves on a non-classified loans, and specific allowances for individual classified loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The Company provided $143,881 to the reserve for loan losses during the first half of 2009, a 48.3% decrease over the same period during 2008. The majority of the 2009 provision was due to loan growth, the Company having increased gross loans by $7.3 million in the first six months of 2009. The Company made the significant provision to the Loan Loss Reserve during the first half of 2008, due to increased nonperforming loans, and net charge-offs of $332,000. The Company has had no charged-off loans in the six months ended June 30, 2009, no nonperforming loans, and only four past-due credits totaling under $50,000 at June 30, 2009.

The Company continues to pursue recovery of the loans charged off during the preceding year. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $252,708 for the three months ended June 30, 2009 as compared to $295,356 for the three months ended June 30, 2008, a 14.4% decrease. For the first half of 2009, non-interest income decreased 10.6% to $500,161 compared to $559,744 for the same period in 2008. Total annualized non-interest income as a percentage of average earning assets increased to 1.2% and 1.3% for the three and six months ended June 30, 2009, respectively, compared to 1.8% and 1.7% for the three and six months ended June 30, 2008, respectively. The decreases were due primarily to the reductions in dividend income caused by a reversal of FHLB accrued dividend and other miscellaneous income.

	Non-Interest Income for the three months				Non-Interest Income for the six months
	ended June 30,				ended June 30,
	2009		2008		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$ 244	96.5%	$ 252	85.4%	$ 457	91.3%	$ 485	86.6%
Other miscellaneous
income	(3)	-1.0%	9	3.1%	7	1.4%	18	3.2%
Dividend income
from restricted stock	(5)	-2.1%	18	6.2%	3	0.6%	26	4.7%
Income from bank
owned life insurance	17	6.6%	16	5.3%	33	6.7%	31	5.5%
Total non-interest
income	$ 253	100.0%	$ 295	100.0%	$ 500	100.0%	$ 560	100.0%
As a percentage of
average earning assets		1.2%		1.8%		1.3%		1.7%

Other miscellaneous income, which includes gains and losses from OREO, decreased $11,793 in the second quarter resulting in a decrease of $10,665 for the first half of 2009, compared to the second quarter and first half of 2008, respectively. This was due primarily to a write-down of OREO resulting in a net loss from sale of OREO of $13,521 for the second quarter of 2009. No OREO losses occurred during the same period in 2008.

Dividend income from restricted stock decreased $23,584 in the second quarter and $23,668 for the first half of 2009 in comparison to the same periods in 2008, resulting from an accrual reversal for stock dividends receivable from the FHLB. The FHLB has temporarily ceased paying dividends.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges decreased $8,389 or 3.3% to $243,876 for the three months ended June 30, 2009 and decreased $27,986 or 5.8% to $456,837 for the six months period ended June 30, 2009. The decrease was primarily attributable to decreased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008:

	Non-Interest Expense for the quarter ended				Non-Interest Expense for the six months
	June 30				June 30
	2009		2008		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$ 444	48.5%	$ 499	53.9%	$ 932	52.3%	$ 977	54.7%
Occupancy and equipment	79	8.6%	83	9.0%	156	8.7%	166	9.3%
Data and item processing	68	7.4%	82	8.9%	142	8.0%	165	9.2%
Deposit products and services	36	3.9%	57	6.2%	59	3.3%	112	6.3%
Legal and other professional fees	45	4.9%	50	5.4%	90	5.0%	96	5.4%
Regulatory assessments	91	10.0%	21	2.3%	119	6.7%	41	2.3%
Advertising and marketing	18	2.0%	13	1.4%	34	1.9%	41	2.3%
Directors’ fees and expenses	17	1.9%	19	2.1%	36	2.0%	38	2.1%
Printing and supplies	9	1.0%	14	1.5%	18	1.0%	28	1.6%
Telephone	7	0.8%	7	0.8%	14	0.8%	14	0.8%
Insurance	8	0.9%	8	0.9%	15	0.8%	16	0.9%
Reserve for undisbursed lines of credit	(3)	-0.3%	(4)	-0.4%	0	0.0%	(28)	-1.6%
Other expenses	95	10.4%	74	8.0%	170	9.5%	119	6.7%
Total non-interest expenses	$ 914	100.0%	$ 923	100.0%	$ 1,785	100.0%	$ 1,785	100.0%
Non-interest expense as a
percentage of average earning assets		4.5%		5.6%		4.6%		5.4%
Efficiency ratio		79.7%		80.1%		80.5%		86.4%

Total annualized non-interest expense as a percentage of average earning assets decreased to 4.5% from 5.6% for the three months ended June 30, 2009 as compared to three months ended June 30, 2008. Although non-interest expense remained relatively the same for the six months ended June 30, 2009 and 2008, these percentages were 4.6% and 5.4%, respectively. Total annualized non-interest expense as a percentage of average assets decreased due to the increase in average earning assets. The efficiency ratio increased from 77.1% and 76.1%, respectively, for the three and six months ended June 30, 2008 to 79.7% and 80.5%, respectively, for the same periods in 2009 due mainly to the reduction of net interest income.

Non-interest expenses were $914,067 for the three months ended June 30, 2009 as compared to $922,549 for the three months ended June 30, 2008, a 0.9% decrease. Non-interest expenses decreased $655 to $1,784,643 for the first half of 2009 compared to the same period in 2008. The largest component of non-interest expense was salaries and benefits expense of $443,780 for the second quarter and $932,475 for the first half of 2009 compared to $499,499 and $977,291 for the same periods in 2008, representing 11.2% and 4.6% decreases, respectively.

Other components of non-interest expense that affected the decrease were Data and item processing expense which decreased by $14,105, or 17.1% for the comparable three month and $23,300, or 14.1% for the comparable six month periods due to a reduction in the number of transactions processed during the first half of 2009 as compared to the same period of 2008. Occupancy and equipment expenses decreased $3,906 and $10,076, respectively for the three and six-month periods ended June 30, 2009 due to reductions in depreciation expense and property taxes. Legal and other professional fees decreased 10.3% and 5.7% or $5,188 and $5,435, respectively, during the three and six months ended June 30, 2009 compared to the same periods in 2008.

For the second quarter of 2009, regulatory assessments expense increased $69,877 or 335.7% and $77,425 or 187.5% over the second quarter and first half, respectively, of 2008. The substantial increase was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000. The increased quarterly assessment rate caused additional increases in this expense. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and to help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution's assets minus Tier 1 capital as of June 30, 2009.

Provision for Income Taxes

The tax provision was $31,715 and $95,472 for the second quarter and the six months ended June 30, 2009, respectively, representing approximately 30.1% and 33.1% of pre-tax income for the second quarter and six months ended June 30, 2009, respectively. In comparison, the tax provision was $83,105 and $93,227 for the second quarter and the six months ended June 30, 2008, respectively, representing approximately 36.2% and 33.2% of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General

Total assets increased from $83.4 million to $94.3 million or 13.0% between December 31, 2008 and June 30, 2009, resulting from an increase in deposit balances of $13.0 million. Although approximately 21% and 16% of the deposits at December 31, 2008 and June 30, 2009, respectively, are related to a number of the Company’s customers that are engaged in real estate related activities, the Company’s growth in deposits was primarily from other companies and individuals outside of real estate related activities. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Gross loans increased $7.3 million or 14.7% as a result of loan purchases of $6.3 million and organic loan growth.

Loan Portfolio

During the six months ended June 30, 2009, the Company’s loan portfolio, net of unearned loan fees, increased by $7.3 million, or 14.7%, to $57.1 million at June 30, 2009 as compared to $49.8 million at December 31, 2008. Gross loans rose in part by the completion of a $6.4 million dollar whole loan purchase in early May, in addition to organic loan growth. The Company experienced declines in construction and commercial loans, while experiencing increases in real estate secured loans. The largest loan category at June 30, 2009 was real estate loans, which consist of commercial, and consumer real estate loans excluding construction loans. This constitutes 82.5% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at June 30, 2009 was commercial loans constituting 16.1% of the loan portfolio. The composition of the Company’s loan portfolio at June 30, 2009 and December 31, 2008 is set forth below:

	June 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage

Construction	$ -	0.0%	$ 821	1.6%
Real estate	47,077	82.5%	37,794	76.0%
Commercial	9,203	16.1%	10,607	21.3%
Installment	784	1.4%	544	1.1%
Gross loans	$ 57,064	100.0%	$ 49,766	100.0%

The weighted average yield on the loan portfolio for the six months and quarter ended June 30, 2009 was 7.36% and 7.33%, respectively and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At June 30, 2009 approximately 87.2% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2009 and December 31, 2008, the Company had $4.9 million of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand of the Company. These commitments represent a credit risk to the Company.  At June 30, 2009 and at December 31, 2008, the Company had $3,000 and $128,000, respectively, in unadvanced letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and OREO. Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectability of principal and/or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may reverse any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The following table presents comparative data for the Company’s nonperforming assets:

	June 30	December 31	June 30
	2009	2008	2008
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ -	$ -	$ 726
Real estate	0	0	0
Commercial	0	412	511
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	0	412	1,237

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0

TOTAL NONPERFORMING LOANS	0	412	1,237
OREO	426	653	0

TOTAL NONPERFORMING ASSETS	$ 426	$ 1,065	$ 1,237
Restructured loans as a percentage of total loans	n/a	n/a	n/a
Nonperforming loans as a percentage of total loans [3]	0.00%	0.83%	2.35%
Nonperforming assets as a percentage of total loans and OREO	0.74%	2.11%	2.35%

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

At June 30, 2009 the Company had one foreclosed property (OREO) consisting of 16 remaining residential units, no loans on non-accrual status, and no restructured loans. The Company’s nonperforming assets as a percentage of total loans and OREO at June 30, 2009 were 0.74% of the total loans and OREO. The loan on non-accrual status at December 31, 2008 was placed back on accrual status during the first quarter of 2009 after performing as agreed and a substantial reduction of principal during 2008. At December 31, 2008, the Company had one foreclosed property consisting of 23 remaining residential units, one loan on non-accrual status, and no restructured loans. The Company’s nonperforming assets at December 31, 2008 were 2.11% of the total loans and OREO.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $846,492 at June 30, 2009, $702,409 at December 31, 2008, and $670,786 at June 30, 2008. The ratios of the allowance for loan losses to total loans at June 30, 2009, December 31, 2008, and June 30, 2008 were 1.48%, 1.41%, and 1.27% respectively.

The table below summarizes, as of and for the three and six months ended June 30, 2009 and 2008 and the year ended December 31, 2008, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of and for the		As of and for the		As of and for the
	Quarter Ended		Six-Month Period Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
Balances:	($ in thousands)
Average total loans
outstanding during period	$ 53,188	$ 54,224	$ 51,086	$ 53,775	$ 51,505
Total loans outstanding
at end of the period	$ 57,064	$ 52,649	$ 57,064	$ 52,649	$ 49,766
Allowance for loan losses:
Balance at the beginning of period	$ 719	$ 1,030	$ 702	$ 725	$ 725
Provision charged to expense	127	43	144	278	472
Charge-offs
Construction loans	0	206	0	206	298
Commercial loans	0	196	0	196	251
Commercial real estate loans	0	0	0	0	0
Installment loans	0	0	0	0	20
Total	0	402	0	402	569
Recoveries
Construction loans	0	0	0	0	0
Commercial loans	0	0	0	61	65
Commercial real estate loans	0	0	0	9	9
Installment loans	0	0	0	0	0
Total	0	0	0	70	74
Net loan charge-offs
(recoveries)	(0)	402	(0)	332	495
Balance	$ 846	$ 671	$ 846	$ 671	$ 702

Ratios:
Net loan charge-offs to average total loans	0.00%	0.74%	1.74%	0.62%	0.96%
Provision for loan losses to average total loans	0.24%	0.08%	0.28%	0.52%	0.92%
Allowance for loan losses to total loans at the end of the period	1.48%	1.27%	1.47%	1.27%	1.41%
Allowance for loan losses to total nonperforming loans	n/a	54.24%	n/a	54.24%	56.75%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	n/a	60.06%	n/a	49.62%	70.38%
Net loan charge-offs (recoveries) to Provision for loan losses	n/a	920.31%	n/a	119.55%	104.84%

While Management believes that the amount of the allowance at June 30, 2009 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at June 30, 2009 was $9.9 million having a tax equivalent yield of 4.62%. This compares to an investment portfolio of $12.0 million at December 31, 2008 having a 4.77% tax equivalent yield. The primary category of investment in the portfolio at June 30, 2009 was mortgage-backed securities. At June 30, 2009, approximately 47% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 438	$ 437	$ 439	$ 437
Mortgage-backed securities	2,173	2,209	2,554	2,584
Corporate bonds	174	176	174	165
Total held to maturity	2,785	2,822	3,167	3,186

Available for sale:
Federal agency	0	0	2,010	2,010
Municipal	750	750	744	744
Mortgage-backed	5,274	5,274	5,020	5,020
Corporate bonds	1,013	1,013	1,017	1,017
Total available for sale	7,037	7,037	8,791	8,791
Total	$ 9,822	$ 9,859	$ 11,958	$ 11,977

There were no material changes since December 31, 2008 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $13.0 million or 18.3% to $84.0 million at June 30, 2009 from $71.0 million at December 31, 2008 due to the increase in interest-bearing deposit balances and demand deposits. Interest-bearing deposits increased $10.5 million or 27.4% to $48.9 million at June 30, 2009 from $38.4 million at December 31, 2008. Demand deposits increased $2.5 million or 7.6% to $35.1 million at June 30, 2009 from $32.6 million at December 31, 2008. The ratio of non-interest bearing funds to total deposits was 41.8% at June 30, 2009 and 45.9% at December 31, 2008.

A comparative distribution of the Company’s deposits at June 30, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions

	June 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 35,085	41.8%	$ 32,601	46.0%
NOW	1,496	1.8%	1,849	2.6%
Savings	1,117	1.3%	1,065	1.5%
Money Market	29,482	35.1%	26,585	37.4%
Time Deposits < $100,000	4,720	5.6%	3,842	5.4%
Time Deposits > $100,000	12,118	14.4%	5,056	7.1%
	$ 84,018	100.0%	$ 70,998	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and six months ended June 30, 2009 and 2008 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At June 30, 2009 and December 31, 2008, the Company had deposits from related parties representing 8.1% and 13.9% of total deposits of the Company, respectively. Further, at June 30, 2009 and December 31, 2008, deposits from escrow companies represented 15.6% and 16.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2009 the Company had no FHLB advances or overnight borrowings outstanding, as compared to $2.4 million FHLB borrowings outstanding at December 31, 2008. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $6.3 million at June 30, 2009 and $6.2 million at December 31, 2008. There was an overall increase of $149,606 due to the following transactions: A decrease resulted from stock repurchases totaling $144,750 under the Company’s stock repurchase program. The total shares repurchased during the first half of 2009 were 14,535. Options exercised increased stockholders’ equity by $59,622, including the tax benefit of $7,641, while increasing outstanding stock by 7,426 shares. Net income increased retained earnings by $192,798. The change in the unrealized loss on investment securities increased equity by $41,936 during the first half of 2009.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2009, the Company’s liquid assets totaled approximately $22.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.6%. At December 31, 2008, the Company’s liquid assets totaled approximately $23.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 28.7%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum of 8% liquidity.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $4 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. The Bank is a member of the Federal Home Loan Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $21.4 million at June 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiaries and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).

As noted previously, the Company’s subordinated note represents $3.1 million in borrowings from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 15.01% and 13.76%, respectively at June 30, 2009, as compared to 16.09% and 14.90%, respectively at December 31, 2008. At June 30, 2009 and December 31, 2008, the Bank’s Leverage Capital Ratios were 10.24% and 11.38%, respectively. As of June 30, 2009 and December 31, 2008, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of June 30, 2009, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 15.30% and 12.51%, respectively, and its Leverage Capital ratio was 9.42%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated :

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	June 30, 2009	December 31, 2008	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.30%	16.48%	10.00%
Tier 1 capital to total risk-weighted assets	12.51%	13.57%	6.00%
Tier 1 leverage ratio	9.42%	10.37%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	15.01%	16.09%	10.00%
Tier 1 capital to total risk-weighted assets	13.76%	14.90%	6.00%
Tier 1 leverage ratio	10.24%	11.38%	5.00%

Presently, there are no outstanding commitments that would necessitate the use of material amounts of the Company’s capital.

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet so as to optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company calculates its repricing gap on a quarterly basis. It also performs an earnings simulation analysis and market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate exposures than those apparent in standard gap analysis.

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period, the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period, the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At June 30, 2009, approximately 87.2% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 20.2% of all fixed rate loans at June 30, 2009 mature within twelve months.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest- sensitive asset and liability. The interest rate gaps reported arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods.

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in Net interest income (in $000’s)	$ (350)	$ (175)	$ 107	$ 169
% Change	-8.83%	-4.41%	2.70%	4.26%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of June 30, 2009, there has been no material change in interest rate risk since December 31, 2008.

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

The Company has in place acceptable limits for each of the risks identified by the regulatory environment. The Company has defined the types of risk, and has mechanisms in place to manage, monitor, and report these risks. Specifically, the Company focuses on various risk categories within each area of the Company. Those categories include: credit risk, interest rate risk, liquidity risk, market/strategic risk, transaction risk, and compliance risk.

Item 3. QUALITATIVE & QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings  – None

Item 1A:  Risk Factors – Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On February 19, 2009, the Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $200,000 worth of its common stock in open market transactions or in privately negotiated transactions. The repurchase program was approved for a period of up to 12 months commencing February 20, 2009.

From the commencement of the Stock Repurchase Program on February 20, 2009 through June 30, 2009, the Company has acquired and retired 14,535 of its shares at a weighted average price of $9.96 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the second quarter of 2009:

	April	May	June

Average per share price	$ -	$ 11.35	$ 12.50
Number of shares purchased as part of publicly announced plan or program	0	1,254	1,000
Cumulative shares repurchased under program	12,281	13,535	14,535
Maximum number of shares remaining for (or approximate dollar value) purchase under a plan or program	$ 81,983	$ 67,750	$ 55,250

.

Item 3:  Default of Senior Securities  - None

Item 4:  Submission of Matters to Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 28, 2009. A total of 476,069 shares were represented and voting at the meeting, constituting 68.0% of the 700,701 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to one-year terms. The votes tabulated were:

	Authority	Authority
Name:	Given:	Withheld:	Total:
Dann H. Bowman	522,449	3,948	526,397
Linda M. Cooper	526,347	0	526,347
H.H. Kindsvater	526,347	0	526,347
Richard G. Malooly	526,347	0	526,347
Richard J. Vanderpool	526,347	0	526,347
Bernard J. Wolfswinkel	526,347	0	526,347
Thomas A. Woodbury, D.O.	526,347	0	526,347
Jeanette L. Young	526,347	0	526,347

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

Dated:  August 10, 2009                                                      CHINO COMMERCIAL BACORP

                                By: /s/ Dann H. Bowman

                                                                       Dann H. Bowman

       President and Chief Executive Officer

By: /s/ Sandra F. Pender

       Sandra F. Pender

                                                                                                       Senior Vice President and Chief Financial Officer