Form 10-Q
period 2009-09-30
Chino Commercial Bancorp
filed 2009-11-13
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☑ No

On November 12, 2009, there were 699,811 shares of Chino Commercial Bancorp Common Stock outstanding.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

September 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS:		
Cash and due from banks	$ 10,905,856	$ 3,877,897
Interest-bearing deposits in other banks	16,911,602	12,498,000
Investment securities available for sale	6,768,646	8,791,651
Investment securities held to maturity (fair value approximates $2,544,000 at September 30, 2009 and $3,186,000 at December 31, 2008)	2,495,460	3,167,401
Total investments	26,175,708	24,457,052
Loans		
Construction	0	820,888
Real estate	52,207,408	37,794,240
Commercial	9,167,993	10,607,103
Installment	805,351	543,937
Gross loans	62,180,752	49,766,168
Unearned fees and discounts	(4,973)	(77,542)
Loans net of unearned fees and discount	62,175,779	49,688,626
Allowance for loan losses	(1,128,796)	(702,409)
Net loans	61,046,983	48,986,217
Accrued interest receivable	327,779	313,428
Restricted stock	677,650	677,650
Fixed assets, net	1,871,733	1,980,476
Other real estate	198,928	653,131
Prepaid & other assets	2,815,803	2,447,295
Total assets	$ 104,020,440	$ 83,393,146
LIABILITIES:		
Deposits		
Non-interest bearing	$ 40,891,066	$ 32,600,750
Interest Bearing		
NOW and money market	30,636,568	28,434,407
Savings	986,462	1,064,668
Time deposits less than $100,000	5,548,284	3,842,310
Time deposits of $100,000 or greater	15,639,509	5,055,617
Total deposits	93,701,889	70,997,752
Accrued interest payable	105,354	56,061
Borrowings from Federal Home Loan Bank (FHLB)	0	2,400,000
Accrued expenses & other payables	677,545	665,580
Subordinated debentures	3,093,000	3,093,000
Total liabilities	97,577,788	77,212,393
STOCKHOLDERS' EQUITY		
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 701,311 shares and 708,420 shares at September 30, 2009 and December 31, 2008, respectively.	2,532,414	2,617,542
Retained earnings	3,822,114	3,534,236
Accumulated other comprehensive income	88,124	28,975
Total stockholders' equity	6,442,652	6,180,753
Total liabilities & stockholders' equity	$ 104,020,440	$ 83,393,146

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine Months Ended September 30, 2009	2008
Cash Flows from Operating Activities		
Net income	$ 287,878	$ 263,012
Adjustments to reconcile net income to net cash provided by operating activities:		
Provision for loan losses	431,705	361,540
Depreciation and amortization	113,777	127,322
Net amortization of securities	11,583	(2,571)
Amortization of deferred loan (fees) costs	(72,569)	26,025
Loss on disposition of equipment	0	740
Loss on sale of other real estate owned	14,219	
Deferred income tax	9,269	0
Net changes in:		
Accrued interest receivable	(14,351)	81,426
Other assets	(411,368)	(819,903)
Accrued interest payable	49,293	(7,262)
Other liabilities	11,965	96,135
Net cash provided by operating activities	431,401	126,464
Cash Flows from Investing Activities		
Net change in interest-bearing deposits in other banks	(4,413,602)	0
Activity in available for sale investment securities:		
Purchases	(1,414,675)	0
Repayments and calls	3,530,644	2,046,115
Activity in held to maturity investment securities:		
Repayments and calls	667,775	552,541
Purchase of stock investments, restricted	0	(19,000)
Loans purchased	(10,509,072)	0
Loan originations and principal collections, net	(1,910,830)	4,640,272
Proceeds from sale of other real estate owned	439,984	0
Purchase of premises and equipment	(5,034)	(25,398)
Net cash provided (used) by investing activities	(13,614,810)	7,194,530
Cash Flows from Financing Activities		
Net increase (decrease) in deposits	22,704,137	(2,638,370)
Net decrease in FHLB borrowings	(2,400,000)	0
Proceeds from the exercise of stock options	51,981	0
Payments for stock repurchases	(144,750)	(99,748)
Net cash provided (used) by financing activities	20,211,368	(2,738,118)
Net increase in cash and cash equivalents	7,027,959	4,582,876
Cash and Cash Equivalents at Beginning of Period	3,877,897	10,927,933
Cash and Cash Equivalents at End of Period	$ 10,905,856	$ 15,510,809
Supplemental Information		
Interest paid	$ 810,178	$ 708,920
Income taxes paid	$ 133,000	$ 196,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to the Accounting Standards Codification 810-10, Consolidation ,Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Recent Accounting Pronouncements:

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the periods beginning on October 1, 2009. We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We do not believe that the adoption of SFAS 167 has an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS 166. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of ASC 855 and this change is reflected in Note 8, Subsequent Events.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. As a result of adopting the provisions of ASC 825 on June 30, 2009, we are now disclosing information about the fair value of our financial instruments on a quarterly basis.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.” ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 320 on April 1, 2009. The adoption of ASC 320 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. ASC 820 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 820 on April 1, 2009. The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.

Note 4 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At September 30, 2009 and 2008, there were 108,405 options available for granting. At September 30, 2009 and 2008, outstanding options amounted to 97,394 and 113,433, respectively. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2009 and December 31, 2008, the Company had $3.5 million and $4.9 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At September 30, 2009 and December 31, 2008, the Company had $3,000 in unadvanced standby letters of credit.

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

Note 7 – Fair Value Measurement

ASC 820, “Fair Value Measurement and Disclosures”, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

  Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.

•         Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. For fair value measurement purposes, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, there were no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted under subsections of ASC 310, Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The following presents impaired loans measured at fair value on a non-recurring basis as of September 30, 2009:

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s OREO that were measured at fair value on a nonrecurring basis as of September 30, 2009:

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

Fair Value of Financial Instruments

Note 8 – Subsequent Events

Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or November 13, 2009. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and nine months ended September 30, 2009 and 2008, and the financial condition of the Company as of September 30, 2009 and December 31, 2008.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates, and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of September 30, 2009.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, is critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the Company’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2009 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at September 30, 2009 and December 31, 2008 – Allowance for Loan Losses” included elsewhere herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2009 and 2008 comparison

Net income for the quarter ended September 30, 2009 was $95,080 compared with $75,136 for the quarter ended September 30, 2008, an increase of 26.5%. Basic and diluted earnings per share for the third quarter of 2009 were $0.14 and $0.13, respectively, compared to $0.11 and $0.10, respectively, for the third quarter of 2008. The Company’s annualized return on average equity was 6.16% and annualized return on average assets was 0.39% for the quarter ended September 30, 2009, compared to a return on average equity of 5.19% and a return on assets of 0.40% for same quarter in 2008. The primary reasons for the change in net income during the third quarter of 2009 are as follows:

•         Net interest income increased by $174,982 or 20.8% during the three months ended September 30, 2009 compared with the same period in 2008, as discussed below in the “Net Interest Income and Net Interest Margin.”

•         The provision for loan losses increased to $287,824 in the third quarter of 2009, an increase of $204,688 or 246.2%, as compared to $83,136 for the three months ended September 30, 2008. Approximately 32% of the provision in the third quarter of 2009 was due to the increase in outstanding loans during that quarter (see below).

•         Total non-interest income increased by $15,814, or 6.1% due to continued growth in service charges on deposits due to increase in volume subject to analysis charges and returned item charges. This was partially offset by the elimination of dividends on the Company’s FHLB stock in 2009.

•         Total general and administrative expenses decreased by $47,167, or 5.2%, in the third quarter of 2009, as compared to the same period in 2008. Salaries and employee benefits decreased due to a reduction in staff through attrition and an increase in capitalized loan costs. Other expenses decreased due to a reduction of other loan expense. In the third quarter of 2008, the Company expensed approximately $37,000 in an effort to recover a charged-off loan. This was not necessary in the third quarter of 2009. Occupancy, data and item processing, advertising, and professional fees also decreased in the third quarter.

•         Regulatory assessments increased in the third quarter of 2009 by $26,908, or 122.1%, compared to the third quarter of 2008. The substantial increase in regulatory assessment was due to an increase in the FDIC assessment rate and special assessments due to current economic conditions.

Nine months ended September 30, 2009 and 2008 comparison

Net income for the nine months ended September 30, 2009 was $287,878 compared with $263,012 for the nine months of 2008, an increase of 9.5%. Basic and diluted earnings per share for the nine months ended September 30, 2009 were $0.41 and $0.39, respectively, compared to $0.38 and $0.35, respectively, for the same period in 2008. Annualized return on average equity was 6.20% and a return on assets of 0.42%, compared to a return on equity of 6.02% and a return on assets of 0.47% for the same period in 2008. The primary reasons for the change in net income for the nine months ended September 30, 2009 are as follows:

•         Net interest income increased by $106,556 or 4.1% during the nine months ended September 30, 2009 compared with the same period in 2008, as discussed below in the “Net Interest Income and Net Interest Margin.”

•         The Company provided $431,705 to the reserve for loan losses during the nine months ended September 30, 2009, a 19.4% increase over the same period during 2008. The majority of the 2009 provision was due to loan growth, while the provision in 2008 was due to credit quality concerns.

•         Total non-interest income decreased by $43,770, or 5.3%, due to slight decline in service charges on deposits due to decrease in volume subject to analysis charges and returned item charges. This was further decreased by the elimination of dividends on the Company’s FHLB stock in 2009.

•         Total general and administrative expenses decreased $47,821, or 1.8%, in the nine months ended September 30, 2009, as compared to the same period in 2008. Salaries and employee benefits decreased due to a reduction in staff through attrition and an increase in capitalized loan costs. Other expenses decreased due to a reduction of other loan expense as outlined in the quarterly comparison above. Occupancy, data and item processing, advertising, and professional fees also decreased in the third quarter.

•         Regulatory assessments increased in the nine months ended September 30, 2009 by $104,333, or 164.7%, compared to the same period of 2008. The substantial increase was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000. Along with this one-time expense, the Bank's quarterly FDIC assessment rate increased substantially as well.

Financial Condition Summary

The Company’s total assets were $104.0 million at September 30, 2009, a growth of $20.6 million, or 24.7% as compared to total assets of $83.4 million at December 31, 2008. The most significant changes in the Company’s balance sheet during the nine months ended September 30, 2009 are outlined below:

•         The Company experienced an increase in interest-earning assets of $14.1 million or 19.0% to $88.4 million in the nine months ended September 30, 2009.

•         Gross loans rose from $49.8 million to $62.2 million, a 24.9% increase, in part by the completion of $10.5 million whole loan purchases, in addition to organic loan growth. Total investments increased 7.0% to $26.2 million in the nine months ended September 30, 2009.

•         Nonperforming assets were $247,464 and comprised of one participation purchased commercial real estate loan and one OREO property at September 30, 2009, as compared to $1,065,474 at December 31, 2008, consisting of one commercial real estate loan and one OREO.

  Total deposits increased from $71.0 million on December 31, 2008 to $93.7 million on September 30, 2009, a 32.0% increase. Non-interest bearing deposits increased $8.3 million or 25.4% to $40.9 in the nine months ended September 30, 2009 as compared to December 31, 2008.
  Total interest bearing deposits increased from $38.4 million at December 31, 2008 to $52.8 million at September 30, 2009, a 37.5% increase. Non-interest bearing deposits to total deposits declined from 45.9% at December 31, 2008 to 43.6% at September 30, 2009 as the Company continues to focus on attracting new customers through competitive rates on interest-bearing accounts.

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

Net Interest Income and Net Interest Margin

For the third quarter, net interest income increased $174,982, or 20.8%, to $1,015,974 in 2009 from $840,992 in 2008. For the nine months ended September 30, 2009, net interest income increased $106,556, or 4.1%, to $2.7 million in 2009 from $2.6 million in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2009 and 2008. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees (costs) were approximately ($3,200) for the three months ended September 30, 2009 as compared to $22,000 for the three months ended September 30, 2008.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $10,400 for the nine months ended September 30, 2009 as compared to $45,000 for the nine months ended September 30, 2008. Loans are net of deferred fees and related direct costs.

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

As shown above, the pure volume variance positively impacted net interest income by $178,000 in the third quarter of 2009 relative to the same period of 2008, while the rate variance negatively impacted net interest income by $3,000 for the same comparative periods.

The Company’s net interest income for the third quarter of 2009 was $1,015,974 compared to $840,992 in the third quarter of 2008, an increase of $174,982, or 20.8%. The net interest margin was 4.57% for the three months ended September 30, 2009 as compared to 5.02% for the same period in 2008 due principally to an increase in the average balance of interest bearing demand deposits and competitive pressures on deposit interest rates.

Average loans increased $11.6 million or 23.1% for the third quarter of 2009 compared with the same period of 2008. Interest and fee income on loans increased $189,541, or 20.3%. The increase in average loans resulted in approximately $209,000 increase in interest income from loans, while the decrease in interest rate resulted in approximately $19,000 decrease in income. The average yield on loans declined from 7.41% for the quarter ended September 30, 2008 to 7.22% for the quarter ended September 30, 2009.

Income from investment securities and due from banks for the quarter ended September 30, 2009 increased by $78,404 in comparison to the quarter ended September 30, 2008. The primary reason for the increased interest income was the increase in the average balance of investment securities and due from banks of approximately $17.2 million or 191.0%. The growth in average investment securities and due from banks time balances caused an increase of interest income of approximately $99,000, while the rate decrease caused a decline in interest income of approximately $21,000 from investment securities and due from banks time for the third quarter of 2009 as compared to the same quarter in 2008. The average yield for investment securities and due from banks time declined from 4.54% for the three months ended September 30, 2008 to 2.74% for the same period in 2009.

Average Federal funds sold decreased $7.3 million or 99.0% in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. The reduction in Federal funds sold balances caused a reduction of interest income of approximately $19,000, while the rate decrease caused a further decline in interest income of approximately $17,000 from Federal funds sold for the third quarter of 2009 as compared to the same quarter in 2008. The average yield for Federal funds sold declined from 1.93% for the 3 months ended September 30, 2008 to 0.25% for the same period in 2009.

Average interest-bearing liabilities increased $20.5 million in the third quarter of 2009 as compared to the third quarter of 2008. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers resulting in increases in money market and time account balances. The increase in average interest-bearing deposits resulted in approximately a $111,000 increase in interest expense which was offset by a decrease of approximately $54,000 due to a decrease in rates in the third quarter of 2009 as compared to the third quarter of 2008.

Pure volume variances positively impacted net interest income by approximately $99,000 for the nine-month period ended September 30, 2009 relative to the same period of 2008, while the rate variance positively impacted net interest income by approximately $8,000 in the same comparative periods.

Interest income increased $264,369 or 7.9% in the nine-month period ended September 30, 2009 compared to the same period of 2008, while interest expense increased $157,813 or 22.5%. Interest and fee income from loans increased during the nine months ended September 30, 2009 by $69,188, or 2.4% from $2,919,813 for the same period in 2008 due to an increase in average loan balances.

Due to the growth in average deposits, investment securities and due from banks time deposits, average balances increased as did income from those balances. The most significant increase was in other securities and due from banks time deposits, which experienced a positive volume variance of approximately $331,000 and a negative rate variance of $31,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Interest income from Investment securities and Due from banks time increased $261,911 or 76.8% to $602,975 for the nine ended September 30, 2009 compared to the same period of 2008.

Interest expense on deposits increased $157,967, or 28.8% to $705,764 for the nine months ended September 30, 2009 compared to the same period of 2008. The ratio of average interest bearing deposits to average total deposits increased from 44.7% for the nine months ended September 30, 2008 to 56.4% for the same period in 2009 as new and existing deposits continue to migrate to higher yielding accounts. The Company’s net interest margin declined from 5.28% to 4.47%, for the nine months ended September 30, 2009 versus 2008 due principally to a drop in interest rates, an increase in the average balance of interest bearing deposits, and competitive pressures on deposit interest rates. Net interest income increased by $106,556 or 4.1% for the nine months ended September 30, 2009, as compared to the same period of 2008.

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

The Company provided $431,705 to the reserve for loan losses during the nine months ended September 30, 2009, a 19.4% increase over the same period during 2008. The majority of the 2009 provision was due to loan growth, with the Company having increased gross loans by $12.4 million in the nine months of 2009. The Company made the significant provision to the Loan Loss Reserve during the nine months ended September 30, 2008, due to increased nonperforming loans, and net charge-offs of $424,609. The net charge-offs amounted to $5,317 for the nine months ended September 30, 2009 and only one loan was on nonaccrual status in the amount of $48,536 at September 30, 2009. There were no delinquent credits at September 30, 2009.

The Company continues to pursue recovery of the loans charged off during the preceding year. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $275,322 for the three months ended September 30, 2009 as compared to $259,508 for the three months ended September 30, 2008, a 6.1% increase. For the nine months ended September 30, 2009, non-interest income decreased 5.3% to $775,483 compared to $819,253 for the same period in 2008. Total annualized non-interest income as a percentage of average earning assets decreased to 1.2% and 1.3% for the three and nine months ended September 30, 2009, respectively, compared to 1.6% for the three and nine months ended September 30, 2008. The decreases were due primarily to the reductions in dividend income caused by the cessation of FHLB accrued dividend and a reduction of other miscellaneous income.

Other miscellaneous income, which includes realized losses from sale of OREO, decreased $2,522, or 26.8%, in the third quarter and  decreased $13,188, or 48.6%, for the nine months ended September 30, 2009, compared to the third quarter and nine-month period ended September 30, 2008, respectively. This was due primarily to a loss from sale of OREO of $14,219 for the nine months ended September 30, 2009. No OREO losses occurred during the same period in 2008.

Dividend income from restricted stock decreased $6,187, or 62.0%, in the third quarter and $29,855, or 81.9%, for the nine-month period ended September 30, 2009 in comparison to the same periods in 2008, resulting from the cessation of accrual for stock dividends receivable from the FHLB. The FHLB temporarily ceased paying dividends during the first and second quarters of 2009. The dividend received in the third quarter was $971.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $23,797, or 10.6%, to $247,719 for the three months ended September 30, 2009 and decreased $4,189, or 0.6%, to $704,556 for the nine months period ended September 30, 2009. The quarterly increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

Total annualized non-interest expense as a percentage of average earning assets decreased to 3.9% from 5.5% for the three months ended September 30, 2009 as compared to three months ended September 30, 2008. Although non-interest expense remained relatively the same for the nine months ended September 30, 2009 and 2008, these percentages were 4.3% and 5.4%, respectively. Total annualized non-interest expense as a percentage of average assets decreased due to the increase in average earning assets. The efficiency ratio decreased from 82.6% and 78.2%, respectively, for the three and nine months ended September 30, 2008 to 66.7% and 75.4%, respectively, for the same periods in 2009 due mainly to the increase in net interest income.

Non-interest expenses were $861,595 for the three months ended September 30, 2009 as compared to $908,762 for the three months ended September 30, 2008, a 5.2% decrease. Non-interest expenses decreased $47,821 to $2,646,238 for the nine months ended September 30, 2009 compared to the same period in 2008. The largest component of non-interest expense was salaries and benefits expense of $450,624 for the third quarter and $1,383,099 for the nine months ended September 30, 2009 compared to $467,413 and $1,444,704 for the same periods in 2008, representing 3.6% and 4.3% decreases, respectively. Salaries and employee benefits decreased due to a reduction in staff through attrition and an increase in capitalized loan costs.

Other components of non-interest expense that affected the decrease were Data and item processing expense which decreased by $3,525, or 4.4%, for the comparable three month and $26,826, or 10.9%, for the comparable nine month periods due to a reduction in the number of transactions processed during the nine-month period ended September 30, 2009 as compared to the same period of 2008. Occupancy and equipment expenses decreased $9,313, or 9.7%, and $19,390,  or 7.4%, respectively for the three and nine-month periods ended September 30, 2009 due to reductions in depreciation expense and property taxes. Legal and other professional fees decreased 2.9% and 4.7% or $1,428 and $6,683, respectively, during the three and nine months ended September 30, 2009 compared to the same periods in 2008.

For the third quarter of 2009, regulatory assessments expense increased by $26,908 or 122.1% and $104,333 or 164.7% over the third quarter and nine month period ended September 30, 200, respectively. The substantial increase in the nine month period was predominately due to a one-time special FDIC assessment posted in June, which on a pre-tax basis was approximately $42,000. The increased quarterly assessment rate caused additional increases in this expense. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and to help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution's assets minus Tier 1 capital as of September 30, 2009.

Provision for Income Taxes

The tax provision was $46,797 and $142,269 for the third quarter and the nine months ended September 30, 2009, respectively, representing approximately 33.0% and 33.1% of pre-tax income for the third quarter and nine months ended September 30, 2009, respectively. In comparison, the tax provision was $33,466 and $126,693 for the third quarter and the nine months ended September 30, 2008, respectively, representing approximately 30.8% and 32.5% of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General

Total assets increased from $83.4 million to $104.0 million, or 24.7%, between December 31, 2008 and September 30, 2009, resulting from an increase in loans of $12.4 million, interest-bearing demand deposits in other banks of $4.4 million, and cash and due from banks of $7.0 million. Deposit balances increased $22.7 million. Although approximately 21% and 17% of the deposits at December 31, 2008 and September 30, 2009, respectively, are related to a number of the Company’s customers that are engaged in real estate related activities, the Company’s growth in deposits was primarily from other companies and individuals outside of real estate related activities. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset the potential reductions and more fully leverage the Company’s capital.

Gross loans increased $12.4 million, or 24.9%, as a result of loan purchases of $10.5 million and organic loan growth.

Loan Portfolio

During the nine months ended September 30, 2009, the Company’s loan portfolio, net of unearned loan fees, increased by $12.5 million, or 25.1%, to $62.2 million at September 30, 2009 as compared to $49.7 million at December 31, 2008. Gross loans rose in 2009 in part by the completion of a $6.4 million dollar whole loan purchase in early May and a $4.2 million whole loan purchase in early July, in addition to organic loan growth. The Company experienced declines in construction and commercial loans, while experiencing increases in real estate secured loans. The largest loan category at September 30, 2009 was real estate loans, which consist of commercial, and consumer real estate loans excluding construction loans. This constitutes 84.0% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at September 30, 2009 was commercial loans constituting 14.7% of the loan portfolio. The composition of the Company’s loan portfolio at September 30, 2009 and December 31, 2008 is set forth below:

The weighted average yield on the loan portfolio for the nine months and quarter ended September 30, 2009 was 7.30% and 7.22%, respectively and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At September 30, 2009 approximately 65.2% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At September 30, 2009 and December 31, 2008, the Company had $3.5 million and $4.9 million, respectively, of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand of the Company. These commitments represent a credit risk to the Company.  At September 30, 2009 and at December 31, 2008, the Company had $3,000 and $128,000, respectively, in unadvanced letters of credit. These letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

The following table presents comparative data for the Company’s nonperforming assets:

At September 30, 2009 the Company had one foreclosed property (OREO) consisting of eight remaining residential units, one loan on non-accrual status, and no restructured loans. The Company’s nonperforming assets as a percentage of total loans and OREO at September 30, 2009 were 0.40% of the total loans and OREO. The loan on non-accrual status at December 31, 2008 was placed back on accrual status during the first quarter of 2009 after performing as agreed and a substantial reduction of principal during 2008. At December 31, 2008, the Company had one foreclosed property consisting of 23 remaining residential units, one loan on non-accrual status, and no restructured loans. The Company’s nonperforming assets at December 31, 2008 were 2.11% of the total loans and OREO.

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

Management incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in and around the real estate industry in the Inland Empire. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,128,796 at September 30, 2009, $702,409 at December 31, 2008, and $662,142 at September 30, 2008. The ratios of the allowance for loan losses to total loans at September 30, 2009, December 31, 2008, and September 30, 2008 were 1.82%, 1.41%, and 1.38% respectively.

The table below summarizes, as of and for the three and nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

While Management believes that the amount of the allowance at September 30, 2009 was adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at September 30, 2009 was $9.3 million having a tax equivalent yield of 4.53%. This compares to an investment portfolio of $12.0 million at December 31, 2008, having a 4.77% tax equivalent yield. The primary category of investment in the portfolio at September 30, 2009 was mortgage-backed securities. At September 30, 2009, approximately 47% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at September 30, 2009 and December 31, 2008:

There were no material changes since December 31, 2008 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased by $22.7 million or 32.0% to $93.7 million at September 30, 2009 from $71.0 million at December 31, 2008 due to the increase in interest-bearing deposit balances and demand deposits. Interest-bearing deposits increased by $14.4 million or 37.5% to $52.8 million at September 30, 2009 from $38.4 million at December 31, 2008. Demand deposits increased by $8.3 million or 25.4% to $40.9 million at September 30, 2009 from $32.6 million at December 31, 2008. The ratio of non-interest bearing funds to total deposits was 43.6% at September 30, 2009 and 45.9% at December 31, 2008.

A comparative distribution of the Company’s deposits at September 30, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

.

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and nine months ended September 30, 2009 and 2008 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At September 30, 2009 and December 31, 2008, the Company had deposits from related parties representing 10.4% and 13.9% of total deposits of the Company, respectively. Further, at September 30, 2009 and December 31, 2008, deposits from escrow companies represented 16.5% and 16.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2009 the Company had no FHLB advances or overnight borrowings outstanding, as compared to $2.4 million FHLB borrowings outstanding at December 31, 2008. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $6.4 million at September 30, 2009 and $6.2 million at December 31, 2008. There was an overall increase of $261,899 due to the following transactions: A decrease resulted from stock repurchases totaling $144,750 under the Company’s stock repurchase program. The total shares repurchased during the nine-month period ended September 30, 2009 were 14,535. Options exercised increased stockholders’ equity by $59,622, including the tax benefit of $7,641, while increasing outstanding stock by 7,426 shares. Net income increased retained earnings by $287,878. The change in the unrealized loss on investment securities increased equity by $59,149 during the nine months ended September 30, 2009.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2009, the Company’s liquid assets totaled approximately $24.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 23.9%. At December 31, 2008, the Company’s liquid assets totaled approximately $23.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 28.7%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company also has Federal funds lines of credit of $4 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. The Bank is a member of the Federal Home Loan Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $23.5 million at September 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common stockholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiaries and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).

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

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 14.06% and 12.81%, respectively at September 30, 2009, as compared to 16.09% and 14.90%, respectively at December 31, 2008. At September 30, 2009 and December 31, 2008, the Bank’s Leverage Capital Ratios were 9.6% and 11.38%, respectively. As of September 30, 2009 and December 31, 2008, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of September 30, 2009, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 14.17% and 11.59%, respectively, and its Leverage Capital ratio was 8.72%.

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At September 30, 2009, approximately 65.2% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 21.8% of all fixed rate loans at September 30, 2009 mature within twelve months.

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

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in Net interest income (in $000’s)	$ (311)	$ (158)	$ 92	$ 142
% Change	-7.30%	-3.71%	2.16%	3.33%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of September 30, 2009, there has been no material change in interest rate risk since December 31, 2008.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

From the commencement of the Stock Repurchase Program on February 20, 2009 through September 30, 2009, the Company has acquired and retired 14,535 of its shares at a weighted average price of $9.38 per share. The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. There were no repurchases of its common stock during the third quarter of 2009. The remaining funds available for repurchase of stock under the program is $55,250.

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

Dated:  November 12, 2009                                                 CHINO COMMERCIAL BACORP

                                By: /s/ Dann H. Bowman

                                                                       Dann H. Bowman

       President and Chief Executive Officer

By: /s/ Sandra F. Pender

      Sandra F. Pender

                                                                                                      Senior Vice President and Chief Financial Officer