Form 10-K
period 2009-12-31
Chino Commercial Bancorp
filed 2010-03-29
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-K

__________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

 ☐ Yes   ☑ No

The registrant’s revenues for its most recent fiscal year were $5,954,291.

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.7 million, based on the closing price reported to the registrant on that date of $13.50 per share.  Shares of common stock held by each executive officer and director and each person owning more than five percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 18, 2010, there were 697,961 shares of Chino Commercial Bancorp Common Stock outstanding.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2010 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I
Item 1.  Description of Business

General

The Company

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards codification (ASC) 810-10 (formerly Interpretation No. 46, Consolidation of Variable Interest Entities), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Chino Commercial Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, include (but are not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2009, the Company had consolidated assets of $103.6 million, deposits of $92.3 million and shareholders’ equity of $6.5 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

The Company’s administrative offices are located at 14345 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880.

The Bank

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000.  The Bank operates two full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. In January 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California. In April 2010, the Bank plans to open its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California.

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof.  The Bank is subject to periodic examinations of its operations and compliance by the office of the Comptroller of the Currency (“Comptroller”).  The Bank is a member of the Federal Reserve System (FRS) and a member of the Federal Home Loan Bank.  See “Regulation and Supervision.”

The Bank provides a wide variety of lending products for both businesses and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, construction loans, accounts receivable financing, working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estate loans, and home mortgages. As of December 31, 2009, the Company had total assets of $103.6 million and net loans of $60.1 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 82.9% of the Company’s loan portfolio as of December 31, 2009; and commercial loans, which constituted 15.7%, of the Company’s loan portfolio as of December 31, 2008.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally-managed, independently-operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings accounts (including money market demand accounts), certificates of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services.  The $92.3 million in deposits at December 31, 2009, included $35.9 million in non-interest bearing deposits and $56.4 million in interest-bearing deposits, representing 38.9% and 61.1%, respectively, of total deposits.  As of December 31, 2009, deposits from related parties represented approximately 5.5% of total deposits of the Bank.  See “RISK FACTORS – significant concentration of deposits with related parties.”  Further, at December 31, 2009, 12.0% of the Company’s business is affected by deposits that were from escrow companies.  See “RISK FACTORS—The Company’s business is affected by a significant concentration of deposits within one industry.”

In October 2006, the Board of Directors approved a stock 1 program pursuant to which the Company could purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions.  The repurchase program was initially approved for a period of up to 12 months and was funded by the proceeds of the trust preferred securities issued by the Company's subsidiary trust (see Note 10 to the consolidated Financial Statements included in Item 8 herein).  The Board of Directors has subsequently extended the program on multiple occasions and the program remained in effect throughout 2009.  The Board also authorized an additional $100,000 and $200,000 for stock repurchases under the plan in October 2007 and February 2009, respectively.  (A further extension and authorization of additional funds is discussed below in "Recent Developments.")  Since the commencement of the stock repurchase program through December 31, 2009, the Company has acquired and retired 158,386 of its shares at a weighted average price of $20.70 per share. Detailed information on repurchases during 2009 is contained in Item 5 herein.

The repurchase program was designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares.  As anticipated and announced at the inception of the plan, certain non-employee directors have sold a significant amount of the Company’s stock in the repurchase program.  See also Notes 23 to the consolidated financial statements in Item 8 herein.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

Market Area and Competition

The banking business in California generally, and specifically in the market area which the Company serves, is highly competitive with respect to virtually all products and services. The Company competes for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the market is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance businesses and geographic area with effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services, that the Company does not offer directly (but some of which the Company offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Company.

In recent years, increased competition has also developed from specialized companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the Internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self‑service branches, and/or in‑store branches. Competitors offering such products include traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, Internet-based companies, and mortgage banking firms.

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

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills, Ontario and Rancho Cucamonga. This primary service area is currently served by approximately 19 competing banks represented by 41 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2009, the Company had 26 full-time and one part-time employee. Of these individuals, eight were officers of the Bank holding titles of Assistant Vice President or above.

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

Regulation of the Company Generally

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in its common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act (FRA) and are subject to Sections 23A and 23B of the FRA. This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

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

The FRB also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the FRB may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company's equity securities. The Company’s existing stock repurchase program (see “Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters – Stock Repurchases”) is not subject to any such notification or approval requirements.

Regulation of the Bank Generally

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller, and is also a member of the FRS, and as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System ("FRB"). Furthermore, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum limits thereof.  For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations, as well as, applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks which are members of the FRS. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the FRB and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the FRB’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualifying minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. At December 31, 2009, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as construction and land development loans. As of December 31, 2009 and 2008, the Bank’s Total Risk-Based Capital Ratios were 14.01% and 16.09%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.75% and 14.90%, respectively.  As of December 31, 2009 and 2008, the consolidated Company’s Total Risk-Based Capital Ratios were 14.32% and 16.48%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.73% and 13.57%, respectively.

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

Additionally, the regulatory statements of policy on risk‑based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movements in interest rates. While interest risk is inherent in a Bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the Bank.

The Comptroller and the FRB also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 8.94% and 11.38% at December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008 the consolidated Company’s Leverage Capital Ratios were 8.23% and 10.37%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2009 and 2008.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%).  As of December 31, 2009 and 2008, the Bank was deemed “well capitalized” for regulatory capital purposes.  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without the approval of the appropriate federal banking agency. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for such banks.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which, among other things, augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers.  Qualifying financial institutions could be approved to issue preferred stock to the Treasury Department in amounts not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP Capital Purchase Program includes:

•         a requirement to pay dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•         restrictions on increases in common stock dividends for three years while the Treasury Department is an investor, unless preferred stock is redeemed or consent from the Treasury is received;

•         restrictions on any buyback of other stock (common or other preferred), unless consent from the Treasury Department is received;

•         a provision giving the Treasury Department the right to appoint two directors if dividends have not been paid for six periods;

•         a  prohibition against the redemption of the Treasury Department’s preferred stock for three years, unless the participating institution receives the approval of its applicable banking regulator and the Treasury Department after demonstrating to those agencies that the participating institution is financially sound without TARP proceeds;

•         warrants granting the Treasury Department the right to convert up to 15 percent of their total preferred investment in the participating institution into common stock; and

•         certain compensation restrictions, including restrictions on the amount of executive compensation that is tax deductible.

After evaluating the strategic advantages and operating restrictions inherent in issuing preferred shares to the U.S. government, the Company elected not to participate in the capital purchase element of TARP.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. We have no current plans to participate in the senior unsecured debt of the TLGP. The Bank is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. For purposes of this program, the following are considered non-interest-bearing transaction accounts: Traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time; accounts commonly known as Interest on Lawyers Trust Accounts (IOLTAs) and functionally equivalent accounts; and certain Negotiable Order of Withdrawal (NOW) accounts with interest rates no higher than .50 percent.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 5 cents per $100 of domestic deposits. The Bank’s deposit insurance premiums for 2009 and 2008 were $177,366 and $48,236, respectively.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15 percent within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15 percent from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15 percent, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Bank paid $42,479 for its special assessment which was collected in September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

  The period of the Amended Restoration Plan was extended from seven to eight years.
  The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.
  The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.
  The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Our prepaid assessment was $471,443.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  The assessment amount fluctuates, but is currently 1.06 cents per $100 of insured deposits per year.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor for deposits in general, and to an unlimited amount for non-interest or low-interest bearing demand deposits.  Unlimited coverage for non-interest or low-interest transaction accounts will continue until June 30, 2010, and Congress has extended the temporary increase in the standard coverage limit to $250,000 through December 31, 2013.  The increased limit is permanent for certain retirement accounts, including IRAs.  An annual FDIC deposit insurance premium surcharge is applied to insurable deposit amounts in excess of $250,000, as noted in the previous section.

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

Privacy and Data Security

The Financial Modernization Act also imposed requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Fair and Accurate Credit Transactions (FACT) Act was enacted by the FDIC and other regulatory agencies in 2003.  Among other things, it requires financial institutions and creditors to implement a written identity theft prevention program and assess the validity of change of address requests for replacement debit or credit cards. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank (as amended by the FACT Act) are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•                     govern disclosures of credit terms to consumer borrowers;

•                     require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communies it serves;

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

On November 17, 2009, the Board of Governors of the FRS promulgated a rule entitled “Electronic Fund Transfers”, with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010.  The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one- time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.  Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have a an adverse impact on our non-interest income.  However, the impact ultimately depends on the level of customer opt-in and cannot be predicted with any degree of certainty.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 ( the “Patriot Act”) was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act was designed to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

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

The Patriot Act also requires all financial institutions to establish anti‑money laundering programs, which must include, at a minimum:

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

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred and expects to continue to incur significant costs in the future in connection with compliance with Section 404 of Sarbanes-Oxley, which starting with the year ended December 31, 2007, requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The SEC has extended the compliance date for the auditor attestation requirements so that the Company will not be required to comply until its fiscal year ending December 31, 2010.

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

•                     The agencies recognize that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions.  However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

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

The Company believes that the Guidance is applicable to it, as it has a relatively high concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revised and replaced the banking agencies’ 1993 policy statement on the ALLL.  The revised statement was issued to ensure consistency with accounting principals generally accepted in the United States of America (GAAP) and more recent supervisory guidance.  The revised statement extends the applicability of the policy to credit unions.  Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

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

Item 1A.  Risk Factors

Statements and financial discussion and analysis by management contained throughout this report, that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from forward-looking statements herein include, without limitation, the factors set forth below. The risks and uncertainties described below are not all inclusive because additional risks and uncertainties not presently known to management or that management currently believes are immaterial also may impair the Company’s business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

We have started separating out the Risk Factors section into two parts, one relating to the banking business and the other relating to the stock.  This is to make it easier for the reader to follow and also to eliminate the need to decide which of the factors concerning the stock are more and less important than some of the ones concerning the bank.  So please insert the following  heading here before you start the first risk factor:

Risks Relating to our Bank and the Banking Business

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. The United States economy has been in a recession since December 2007.  Negative developments in the latter half of 2007 and in 2008 in the financial services industry resulted in uncertainty in the financial markets in general and a related economic downturn, which have continued throughout 2009 and into 2010. Business activity across a wide range of industries and regions is greatly reduced and many local governments and businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007 and particularly during the second half of 2008 and the first half of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also contributed to the failure of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve and other government actions. Some banks and other lenders have suffered significant losses and have been reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of many financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values continued to decline and access to liquidity remains limited for weakened institutions.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans. Our total non-performing assets increased to $ 1.5 million or 2.5% of total gross loans and other real estate owned (OREO) at December 31, 2009, compared to $1.1 million or 2.1% at December 31, 2008. Non-performing loans increased to $1.5 million at December 31, 2009 compared to $0.4 million at the previous year end, while OREO decreased from $653,000 at December 31, 2008 to $25,000 at December 31, 2009. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or regulatory initiatives.  While our recently concluded regulatory exam did not result in any such action or order, the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and could adversely impact our financial performance or stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could impact our charge-offs and provision for loan losses.  A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy, and economic conditions in the Inland Empire of Southern California where majority of the Company’s assets and deposits are generated, have been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs.  Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

Concentrations of real estate loans could subject the Company to increased risks in the event of a prolonged real estate recession or natural disaster.  The Bank’s loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2009, $50.9 million or 82.9% of our loan portfolio consisted of real estate loans, most of which are secured by real property in California.  Of this amount, $48.0 million represented loans secured by commercial real estate, and $2.9 million represented loans secured by single family residences.  Total non-performing assets increased to $ 1.5 million at December 31, 2009, compared to $1.1 million at December 31, 2008. Non-performing loans increased to $1.5 million at December 31, 2009 compared to $0.4 million at the previous year end, while OREO decreased from $653,000 at December 31, 2008 to $25,000 at December 31, 2009. Non-performing assets represented 2.4% and 2.1% of total gross loans and other real estate owned at December 31, 2009 and 2008, respectively.  See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase

The Inland Empire residential real estate market experienced continued declining prices and increasing foreclosures during 2008 and 2009. If residential real estate values slide further, and/or if this weakness flows over into commercial real estate, the Company’s nonperforming assets could increase from current levels.  Such an increase could have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities.  As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers.  It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects.  Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, the banking regulators are now giving commercial real estate or “CRE” loans greater scrutiny, due to risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators have required banks with higher levels of CRE loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. See “Regulation and Supervision – Commercial Real Estate Lending Concentrations” above.

The Company may experience loan losses in excess of  its allowance for loan and lease losses.  We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur.  We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

•         historical experience with our loans;

•         evaluation of economic conditions;

•         regular reviews of the quality mix and size of the overall loan portfolio;

•         a detailed cash flow analysis for nonperforming loans;

•         regular reviews of delinquencies; and

•         the quality of the collateral underlying our loans.

We maintain an allowance for loan losses at a level that we believe is adequate to absorb specifically identified losses as well as any other losses inherent in our loan portfolio at a given date.  However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If actual losses exceed the amount reserved, it will have a negative impact on our profitability.  In addition, the Comptroller, as part of its supervisory function, periodically reviews our allowance for loan losses.  The Comptroller may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management.  Any increase in the allowance required by the Comptroller could also hurt our business.

The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.  In considering whether to make a loan secured by real property, we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made.  If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

The Company’s expenses have increased and are likely to continue to increase as a result of higher FDIC insurance premiums.  Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%.  Recent bank failures have depleted the deposit insurance fund balance, which was in a negative position by the end of 2009, and the FDIC currently has eight years to bring the reserve ratio back to the statutory minimum.  The FDIC expects insured institution failures to peak in 2010, which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009 and also required the prepayment of three years of FDIC insurance premiums at the end of 2009.  See “Regulation and Supervision – Deposit Insurance” above.  The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and the relatively large number of troubled banks.

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2009 and 2008, deposits from escrow companies represented 12.0% and 16.1% of the Company’s total deposits, respectively. Four escrow companies accounted for 7.8% of total deposits at December 31, 2009. Further, approximately 39.3% of all deposits from escrow companies at December 31, 2009, representing 4.7% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company.  Since 2007, the escrow industry has suffered a downturn due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time.  The deposits from escrow companies in the Company decreased from $11.4 million at December 31, 2008 to $11.1 million at December 31, 2009, while total deposits increased by $21.3 million during that same time period.  A further reduction in escrow deposits could have an adverse effect on the Company’s financial condition and earnings, although the decrease in the percentage of escrow deposits as a percentage of the total has reduced this future risk to some extent.  See also Notes 11 and 17 to the consolidated financial statements in Item 8 herein.

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

In addition, the  increase in concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.  Ultimately, competition can and does increase our cost of funds, reduce loan yields, and drive down our net interest margin, thereby reducing profitability.  It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits, as a source of funds in the future.  See “Item 1, Business – Competition.”

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt.  The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs.  Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected.  The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets.  The U.S. Treasury and banking regulators have implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program.  In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program ("TLG Program").  We did not elect to participate in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will ultimately have on the financial markets. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

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

The Company’s earnings are subject to interest rate risk, especially if rates fall. Banking companies' earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the FRB, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest‑earning assets and interest‑bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond our control.  Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest‑bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest‑earning assets.  Given our current volume and mix of interest‑bearing liabilities and interest‑earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates.  Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations.  See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management.”

Risks Related to our Common Stock

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

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive.  The trading price of the shares of our common stock and the value of our other securities will depend on many factors which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified elsewhere in this “RISK FACTORS” section.  In addition, the stock market is subject to broad fluctuations that affect the market prices of the shares of many companies, including ours.  Many of these factors are beyond our control.  Among the factors that could affect our common stock price in the future are:

•         actual or anticipated quarterly fluctuations in our operating results and financial condition;

•         changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•         formal regulatory action against us;

•         failure to meet analysts’ revenue or earnings estimates;

•         speculation in the press or investment community;

•         strategic actions by us or our competitors, such as acquisitions or restructurings;

•         acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•         actions by institutional shareholders;

•         fluctuations in the stock price, trading volumes, and operating results of our competitors;

•         general market conditions and, in particular, developments related to the financial services industry;

•         proposed or adopted regulatory changes or developments;

•         anticipated or pending investigations, proceedings, or litigation that involve or affect us; and

•         domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility.  As a result, the market price of our common stock may be volatile.  In addition, the trading volume in our common stock may fluctuate more than usual with significant price variations occurring.  The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Description of Properties

The Company's main office and administrative headquarters are located at 14345 Pipeline Avenue, Chino, California. The Company leases these premises pursuant to a lease which within an initial term which expired on June 30, 2005, and the Company exercised its one renewal option for an additional five-year term. Current rent expense under the lease is $7,258 per month. The Company's main office consists of approximately 7,000 square feet of interior floor space in a single-story 13,000 square foot commercial office building. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building. The lease on the building expires in June 2010, and it is anticipated that the Bank will enter into a lease extension for a significant period.

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

On December 30, 2009 the Bank purchased property to open a third branch facility at 8229 Rochester Avenue, Rancho Cucamonga, California. The purchase price was $1,263,420. The cost of construction and equipment will be approximately $608,400 and is scheduled for completion in late March 2010. At this time, the branch is scheduled to open on April 5, 2010. This single story building will have a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

In the opinion of Management, the Bank’s properties are adequately covered by insurance.

Item 3.  Legal Proceedings

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2009 and 2008, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers.

	Trades for
	the Company's		Approximate
	Common Stock		Trading Volume
	High	Low

Year Ended December 31, 2009

Fourth Quarter . . . . . . . . . . . . . . . .	$ 17.00	$ 13.90	4,452
Third Quarter . . . . . . . . . . . . . . . . .	$ 16.40	$ 12.50	4,469
Second Quarter. . . . . . . . . . . . . . . .	$ 15.00	$ 10.05	12,924
First Quarter . . . . . . . . . . . . . . . . .	$ 10.50	$ 8.25	20,849

Year Ended December 31, 2008

Fourth Quarter . . . . . . . . . . . . . . . .	$ 16.50	$ 9.00	26,058
Third Quarter . . . . . . . . . . . . . . . . .	$ 17.00	$ 16.00	3,559
Second Quarter. . . . . . . . . . . . . . . .	$ 22.00	$ 17.00	7,109
First Quarter . . . . . . . . . . . . . . . . .	$ 24.75	$ 20.50	18,066

Holders

As of March 1, 2010 there were approximately 612 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 401 registered holders of record on that date, and there were approximately 211 beneficial holders whose shares are held under a street name.

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

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. Prior to the holding company reorganization effective July 1, 2006, the Bank had not paid any cash dividends. The Company has not paid any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. To the extent that the Company receives cash dividends from the Bank, the Company presently uses those funds, primarily, to service subordinated debt related to its trust preferred securities (see Note 22 to the consolidated financial statements in item 8.) No assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future.

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

Stock Repurchases

In October 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company could purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions.  The repurchase program was initially approved for a period of up to 12 months and was funded by the proceeds of the trust preferred securities issued by the Company's subsidiary trust (see Note 10 to the consolidated Financial Statements included in Item 8 herein).  The Board of Directors has subsequently extended the program on multiple occasions and the program has remained in effect throughout 2009.  The Board also authorized an additional $100,000 and $200,000 for stock repurchases under the plan in October 2007 and February 2009, respectively.  (A further extension and authorization of additional funds is discussed in "Recent Developments" in Item 1 above.)

Since the commencement of the repurchase program in 2006 through December 31, 2009 the Company has acquired and retired 158,386 of its shares at an average price of $20.70 per share. The repurchase program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares.  Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions.  The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations.

 The following table provides information concerning the Company’s repurchases of its common stock during 2009:

	1st quarter	2nd quarter	3rd quarter	4th quarter

Average per share price	$ 9.61	$ 11.86	$ -	$ 15.00
Number of shares purchased as part of publicly announced plan or program	12,281	2,254	0	2,250
Cumulative shares repurchased under program	12,281	14,535	14,535	16,785
Maximum number of shares remaining for (or approximate dollar value) purchase under a plan or program	$ 81,978	$ 55,241	$ 55,241	$ 21,490

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders.	97,394	$7.32	108,405

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company [1], which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2009 and 2008, and for each of the years in the three year period ended December 31, 2009, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report.

[1] Inasmuch as Chino Commercial Bancorp did not acquire the outstanding shares of the Bank until July 1, 2006, the financial information contained throughout this Annual Report for 2005 and earlier, is for the Bank only.

	Selected Financial Date
	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$ 103,581	$ 83,393	$ 79,949	$ 90,475	$ 91,332
Investment securities held to maturity	2,292	3,167	3,873	4,784	5,851
Investment securities available for sale	5,568	8,792	7,339	11,839	16,311
Loans receivable, net [1]	60,113	48,986	52,374	51,021	41,807
Deposits	92,288	70,998	70,397	79,454	84,022
Non-interest bearing deposits	35,872	32,601	42,271	53,845	62,611
FHLB advances	994	2,400	–	–	–
Subordinated notes payable to subsidiary trust	3,093	3,093	3,093	3,093	–
Stockholders’ equity	6,467	6,181	5,886	7,453	6,694
Selected Operating Data:
Interest income	4,877	4,399	5,146	5,086	4,235
Interest expense	1,152	973	976	512	260
Net interest income	3,725	3,426	4,170	4,574	3,975
Provision for loan losses	779	472	179	72	137
Net interest income after provision for loan losses	2,946	2,954	3,991	4,503	3,838
Non-interest income	1,078	1,093	935	704	579
Non-interest expense	3,507	3,574	3,714	3,570	2,965
Income tax expense	166	164	469	627	567
Net income	$ 351	$ 309	$ 743	$ 1,010	$ 885
Share Data:
Basic income per share	$ 0.50	$ 0.44	$ 1.02	$ 1.23	$ 1.08
Diluted income per share	$ 0.48	$ 0.41	$ 0.94	$ 1.14	$ 1.00
Weighted average common shares outstanding:
Basic	702,899	700,349	727,894	821,996	818,453
Diluted	735,419	750,115	788,842	883,736	884,212
Performance Ratios:[2]
Return on average assets	0.37%	0.40%	0.88%	1.14%	1.05%
Return on average equity	5.66%	5.32%	12.68%	13.91%	14.03%
Equity to total assets at the end of the period	6.24%	7.41%	7.36%	8.24%	7.33%
Net interest spread[3]	3.53%	3.58%	3.74%	4.40%	4.04%
Net interest margin[4]	4.41%	5.02%	5.53%	5.78%	5.13%
Average interest-earning assets to
average interest-bearing liabilities	164.45%	200.89%	235.81%	314.74%	425.45%
Net loans to deposits at year end	65.14%	69.00%	74.40%	65.16%	50.58%
Core efficiency ratio[5]	73.02%	79.09%	72.75%	67.64%	65.11%
Non-interest expense to average assets	3.71%	4.62%	4.62%	4.01%	3.51%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, except per share data)

Regulatory Capital Ratios: [2]
Average equity to average assets	6.55%	7.13%	6.96%	8.16%	7.46%
Leverage capital	8.23%	10.37%	9.78%	11.19%	7.54%
Tier I risk-based	11.67%	13.57%	12.67%	16.09%	12.14%
Risk-based capital	14.24%	16.48%	15.72%	18.08%	13.21%
Asset Quality Ratios:[2,6]
Allowance for loan losses as a percent of gross loans receivable[1]	2.08%	1.41%	1.36%	1.19%	1.28%
Net charge-offs to average loans held for investment	0.36%	0.96%	0.14%	n/a	n/a
Non-performing loans to total loans held for investment	2.43%	0.83%	n/a	n/a	n/a

[1] The allowance for loan losses at December 31, 2009, 2008, 2007, 2006, and 2005 were $1,277,526, $702,409, $725,221, $615,808, and $544,140, respectively.

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

[6] For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation and Supervision – Capital Adequacy Requirements” in item 1 above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three year period ended December 31, 2009. The discussion should be read in conjunction with the consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report.

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

When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements.  Actual results of Chino Commercial Bancorp could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-K and in the Company’s other reports filed with the SEC pursuant to the rules and regulations of the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Risk factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1A – Risk Factors.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2009.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2009 was adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For continued information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2009 and December 31, 2008—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included under Item 8 – ”Financial Statements.”

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2009, the Company recorded net income of $350,671 compared with $308,948 for the year ended December 31, 2008, an increase of 13.5%. Net income in 2008 was $433,661 lower than 2007 net income of $742,609. Net income per basic share was $0.50 for 2009, as compared to $0.44 in 2008 and $1.02 in 2007. The Company’s Return on Average Equity was 5.66% and Return on Average Assets was 0.37% in 2009, compared 5.32% and 0.40%, respectively for 2008, and 12.68% and 0.88%, respectively in 2007.

The following are factors impacting the Company’s results of operations in recent years:

•         The loan loss provision was $307,510 higher in 2009 than in 2008, an increase of 65.2%; and was $292,117 higher in 2008 than in 2007, representing a 162.8% increase. The Company increased its loan loss provision in 2008 due to the growth of its loan portfolio and a declining economy. The Company increased its loan loss provision in 2009 due to a substantial increase in loan receivable balances, the increase in non-performing loans, and credit quality concerns stemming from the deteriorated economic conditions, continued weakness in the real estate sector. The increase in the provision for loan losses during 2008 reflects the credit concerns during the downturn on the economy, an increase in charged-off loans, and an increase in non-performing assets (see below).

•         Net interest income increased $299,313 in 2009 compared to 2008, an 8.7% increase, and net interest income decreased $744,509 in 2008 compared to 2007, a 17.9% decrease. The increase in 2009 in net interest income was due primarily to increases in loans and investments, offset with increases in interest-bearing liabilities. Average interest earning assets         increased $16.2 million in 2009 compared to 2008, and declined $7.1 million in 2008 compared to 2007. In 2009, average interest-bearing liabilities increased $17.3 million, compared to 2008, and in 2008, average interest-bearing liabilities increased $2.4 million, compared to 2007. The net interest margin declined from 5.53% in 2007, to 5.02% in 2008, to 4.41% in 2009 due principally to a drop in the interest rates on interest earning assets, an increase in cost of funds in 2009 resulted from an increase in total interest-bearing deposits, and a lower deposit mix.

•         Non-interest income decreased by $14,971, or 1.4%, in 2009 relative to 2008, and increased by $157,426, or 16.8% in 2008 over 2007. Dividend income from FHLB stock was not received in 2009, reducing dividend income $33,951, or 78.3% in 2009. Loss on the sale of OREO further reduced 2009 non-interest income by $20,437 or 1.9%. An area of improvement in both years is the increase in service charges on deposits, which increased $34,945, or 3.7%, in 2009 relative to 2008, and increased $148,511, or 18.5%, in 2008 over 2007. This is due to increases in volume subject to analysis charges and returned item charges. The Company did not increase its per item service charges.

•         Operating expense decreased by $67,368, or 1.9%, in 2009 in comparison to 2008, and declined by $140,472, or 3.8%, in 2008 over 2007. All operating expense categories declined in 2009 in comparison to 2008 except for regulatory assessments and insurance. Regulatory assessments increased $133,706, or 153.8% in 2009 compared to 2008. The largest component of operating expenses is salaries and employee benefits, which changed slightly over the three-year periods. Salaries and employee benefits decreased by $25,443 or 1.3% in 2009 compared to 2008, and increased $20,420 or 1.1% in 2008, compared to 2007.

The following are additional factors that are key in understanding our current financial condition:

•         Total assets increased by $20.2 million, or 24.2%, during 2009. Although loans increased $11.6 million, or 23.4%, during 2009, investments increased $8.8 million, or 36.1%. Included in the increase in investments is $12.9 million in short-term, interest-bearing deposits in other banks.  As loan demand increases and investment securities become more profitable, the Company will decrease its investment in deposits in other banks and fund higher-yielding interest earning assets.

•         Total deposits increased substantially to $92.3 million at December 31, 2009 from $71.0 million at December 31, 2008, a 30.0% increase. Total non-interest bearing deposits increased from $32.6 million at December 31, 2008 to $35.9 million for reporting period ended December 31, 2009, a 10.0% increase. Interest-bearing deposits increased from $38.4 million at the prior year end to $56.4 million at December 31, 2009, a 46.9% increase. The increase in interest-bearing deposits is the result of the Company’s focus on attracting new customers.

•         Nonperforming assets were $1.5 million or 2.5% of total loans and other real estate owned at December 31, 2009, compared to $1.1 million, or 2.1% of total loans and other real estate owned at December 31, 2008. Non performing loans were $1.5 million or 2.4% of total loans at December 31, 2009 (compared to $0.4 million or 0.8% at December 31, 2008), and consisted of two commercial loan secured by real estate and three commercial loans secured by second and junior trust deeds with collateral values that are believed to be sufficient to cover the debts. Other real estate owned at December 31, 2009 consisted of a participated interest in one single family home at $24,861.

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

Net interest income was $3.7 million in 2009, compared to $3.4 million in 2008 and $4.2 million in 2007. This represents an increase of 8.7% in 2009 over 2008, and a decrease of 17.9% in 2008 over 2007.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

The following table sets forth certain information relating to the Company for the years ended December 31, 2009, 2008 and 2007.  The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances.  Yields include amortized loan fees and costs, which are considered adjustments to yields. The table reflects the Bank’s average balances of assets, liabilities and stockholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate & Yield

	Years ended December 31,
	2009			2008			2007
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 56,450	$ 4,094	7.25%	$ 51,505	$ 3,827	7.44%	$ 51,798	$ 4,064	7.85%
U.S. government agencies securities	378	14	3.77%	703	28	4.00%	2,731	112	4.09%
Mortgage-backed securities	7,328	306	4.17%	7,884	359	4.54%	9,802	412	4.20%
Other securities & Due from banks time	20,313	463	2.28%	3,181	102	3.23%	2,195	108	4.95%
Federal funds sold	44	0	0.23%	5,035	83	1.65%	8,876	450	5.07%
Total interest-earning assets	84,513	$ 4,877	5.77%	68,308	$ 4,399	6.45%	75,402	$ 5,146	6.83%
Non-interest earning assets	9,976			9,111			9,313
Total assets	$ 94,489			$ 77,419			$ 84,715

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 29,974	$ 566	1.88%	$ 23,946	$ 590	2.47%	$ 22,934	$ 606	2.65%
Savings	998	2	0.24%	1,159	3	0.25%	1,167	3	0.28%
Time deposits < $100,000	4,970	109	2.20%	2,690	78	2.89%	1,938	65	3.35%
Time deposits equal to or > $100,000	12,012	270	2.25%	3,027	97	3.23%	2,504	97	3.82%
Federal funds purchased	9	0	1.28%	37	1	2.92%	0	0	0.00%
Other borrowings	334	1	0.22%	50	0	0.13%	0	0	0.00%
Subordinated debenture	3,093	204	6.59%	3,093	204	6.61%	3,093	205	6.63%
Total interest-bearing liabilities	51,390	$ 1,152	2.24%	34,002	$ 973	2.87%	31,636	$ 976	3.09%
Non-interest bearing deposits	35,810			35,693			46,058
Non-interest bearing liabilities	1,096			1,914			1,369
Stockholders' equity	6,193			5,810			5,652
Total liabilities & stockholders' equity	$ 94,489			$ 77,419			$ 84,715

Net interest income		$ 3,725			$ 3,426			$ 4,170

Net interest spread [2]			3.53%			3.58%			3.74%
Net interest margin [3]			4.41%			5.02%			5.53%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $50,000, $50,000, and $125,000 for years ended December 31, 2009, 2008, and 2007, respectively.

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

	Years Ended December 31,
	2009 vs. 2008			2008 vs 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$356	($89)	$267	($23)	($214)	($237)
Securities of U.S. government agencies	(12)	(2)	(14)	(81)	(3)	(84)
Mortgage-backed securities	(24)	(29)	(53)	(87)	34	(53)
Other securities & Due from banks time	397	(36)	361	39	(45)	(6)
Federal funds sold	(43)	(40)	(83)	(143)	(224)	(367)
Total interest-earning assets	674	(196)	478	(295)	(452)	(747)

Interest-bearing liabilities
Money market & NOW	128	(152)	(24)	26	(42)	(16)
Savings	(1)	0	(1)	0	0	0
Time deposits < $100,000	54	(23)	31	23	(10)	13
Time deposits equal to or > $100,000	209	(36)	173	19	(19)	0
Federal funds purchased	(2)	1	(1)	1	0	1
Other borrowed funds	1	0	1	0	0	0
Subordinated debenture	0	0	0	0	(1)	(1)
Total interest-bearing liabilities	389	(210)	179	69	(72)	(3)
Change in net interest income	$285	$14	$299	($364)	($380)	($744)

As shown above, pure volume variances resulted in a $286,000 increase in net interest income in 2009 relative to 2008. The positive volume variance is mainly due to the increase of average earning assets, as shown in the Distribution, Rate and Yield table. Average interest-earning assets increased $16.2 million in 2009, relative to 2008, an increase of 23.7% resulting from an increase in average loans of $4.9 and an increase in average investments of $16.3 million due to increased time deposits with other banks. Average non-earning assets were at 10.6% of average total assets for 2009 and at 11.8 for 2008. The volume variance was also positively impacted by reduced interest rates on time deposits. The average balance of total interest-bearing deposits increased by $17.1 million, or 55.6%, in 2009 relative to 2008, with most of the increase coming in higher-cost deposit categories. Lower-cost NOW, savings, and money market deposits declined to 62.5% of average interest-bearing deposits in 2009 from 77.7% in 2008.

The rate variance for 2009 relative to 2008 was positive $14,000, because the weighted average yield on loans experienced a decrease of 19 basis points and the yield on Federal funds experienced a decrease of 142 basis points. Short-term market interest rates on other securities and due from banks time are down by 95 basis points through December 31, 2009. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the rate on interest-earning assets falling by 68 basis points and the cost of interest-bearing liabilities declining 63 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased somewhat.

The Company’s net interest margin, which is net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. The net interest margin was 4.41% in 2009 as compared to 5.02% in 2008, a drop of 61 basis points. Currently, our interest rate risk profile is relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last two years. An asset-sensitive balance sheet means that all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising.

In 2008 relative to 2007, volume variances resulted in a $364,000 decline to net interest income. The negative volume variance is mainly due to growth in average interest-bearing liabilities, which were $2.4 million higher in 2008 than in 2007, an increase of 7.5%. The volume variance in 2008 was negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost deposits. Average interest-bearing deposits increased by only $2.4 million, or 8.3%, for the same time periods. Overall, the weighted average cost of interest-bearing liabilities decreased by 23 basis points while the weighted average yield on interest-earning assets decreased by only 39 basis points. This led to an unfavorable rate variance in 2008 relative to 2007.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan and Lease Losses.”

The Company’s provision for loan losses was $779,048, $471,538 and $179,421 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company increased its loan loss provision in 2009 due to a substantial increase in loan receivable balances, the increase in non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector. The increase in the provision for loan losses during 2008 reflects the credit concerns during the downturn on the economy, an increase in charged-off loans, and an increase in non-performing assets. The allowance for loan losses was $1,277,526 or 2.08% of gross loans at December 31, 2009 as compared to $702,409 or 1.41% and $725,211 or 1.36% of gross loans at December 31, 2008 and 2007, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned quantitative and qualitative factors for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Comparison of Financial Condition at December 31, 2009 and December 31, 2008 –Allowance for Loan Losses,” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

	Non-Interest Income
	($ in thousands)
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on deposit accounts	$ 985	91.4%	$ 950	86.9%	$ 802	85.7%
Other miscellaneous fee income	16	1.4%	36	3.3%	34	3.6%
Dividend income from restricted stock	10	0.9%	43	4.0%	37	4.0%
Income from bank owned life insurance	67	6.3%	63	5.8%	62	6.7%
Total non-interest income	$ 1,078	100.0%	$ 1,092	100.0%	$ 935	100.0%

Non-interest income decreased by $14,971 or 1.4% to $1,077,558 for the year ended December 31, 2009 as compared to $1,092,529 for the year ended December 31, 2008. Total non-interest income represented 18.1% of total revenue for 2009 as compared to 19.9% for 2008.

Other miscellaneous income, which includes realized losses from sale of OREO and loss on disposition of fixed assets, decreased $20,437, or 56.8%, in 2009 compared to 2008. This was due primarily to a loss from disposition of unused software of $12,040 and a net loss from sale of OREO of $8,608. No losses of this nature occurred in 2008.

Dividend income from restricted stock decreased $33,951, or 78.3%, in 2009 in comparison to 2008. This was resulting from the cessation of accrual for stock dividends receivable from the FHLB. The FHLB temporarily ceased paying dividends during the first and second quarters of 2009. The dividend received in the third and fourth quarter combined was $971.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks placing, stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees increased $34,945 or 3.7% to $985,202 for the year ended December 31, 2009 from $950,257 and $801,746 for the years ended December 31, 2008 and 2007, respectively. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased 14.1% in 2009 to 2,218 accounts at year end from 1,944 and 1,660 accounts at December 31, 2008 and 2007, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

	Non-Interest Expense
	($ in thousands)
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Salaries and employee benefits	$ 1,899	54.1%	$ 1,925	54.0%	$ 1,904	51.2%
Occupancy and equipment	323	9.2%	346	9.7%	340	9.2%
Data and item processing	287	8.2%	323	9.0%	331	8.9%
Deposit products and services	80	2.3%	204	5.7%	257	6.9%
Legal and other professional fees	182	5.2%	191	5.3%	207	5.6%
Regulatory assessments	221	6.3%	87	2.4%	92	2.5%
Advertising and marketing	64	1.8%	76	2.1%	153	4.1%
Directors’ fees and expenses	72	2.1%	77	2.2%	79	2.1%
Printing and supplies	41	1.2%	41	1.1%	63	1.7%
Telephone	29	0.8%	28	0.8%	30	0.8%
Insurance	32	0.9%	32	0.9%	31	0.8%
Reserve for undisbursed lines of credit	(1)	0.0%	(28)	-0.8%	13	0.4%
Other expenses	278	7.9%	272	7.6%	214	5.8%
Total non-interest expenses	$ 3,507	100.0%	$ 3,574	100.0%	$ 3,714	100.0%
Non-interest expense as a
percentage of average earning assets		4.1%		5.2%		4.9%
Efficiency ratio		73.0%		79.1%		72.8%

Non-interest expense decreased $67,368 or 1.9% to $3.5 million for the year ended December 31, 2009 as compared to $3.6 million for year ended December 31, 2008, and decreased by $140,472, or 3.8%, in 2008 in comparison to $3.7 million for the year ended December 31, 2007.

Total non-interest expense as a percentage of average earning assets decreased to 4.1% in 2009 from 5.2% in 2008. Although total non-interest expense remained relatively the same for the two periods, the decrease relative to average earning assets is due in part to the reduction of expenses but mainly to the increase in average earning assets. The efficiency ratio decreased from 79.1% to 73.0%, respectively, for the year ended December 31, 2008 and 2009, due mainly to the increase in net interest income.

The largest component of non-interest expense was salaries and benefits expense of $1,899,192 for the year ended December 31, 2009 compared to $1,924,635 for the same period in 2008, representing a 1.3% decrease. Salaries and employee benefits decreased due to a reduction in staff through attrition and an increase in capitalized loan costs.

With the exception of insurance and regulatory assessments expenses, all other non-interest categories experienced a reduction comparing 2009 to 2008. Deposit products and services decreased $124,274 or 60.9% in 2009 compared to the same period in 2008. Due to the reduction in average balances in the real estate related deposit accounts, analysis credits did not warrant the level of products and services provided to certain large escrow companies as part of the deposit relationship. Data processing expenses decreased due to a reduction in the number of negotiable items processed during 2009. Occupancy and equipment expenses decreased 4.8% for the year December 31, 2009 compared to the same period in 2008.

In 2009, regulatory assessments expense increased by $133,706 or 153.8%, to $220,652 from $86,946 in 2008. The substantial increase in 2009 was predominately due to a one-time special FDIC assessment posted in June, which on a pre-tax basis was approximately $42,000. The increased quarterly assessment rate caused additional increases in this expense. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and to help maintain public confidence in the banking system. The special assessment was five basis points of each FDIC-insured depository institution's assets minus Tier 1 capital as of September 30, 2009.

Provision for Income Taxes

In 2009 the Company’s provision for federal and state income taxes was $166,319, while the tax provision was $163,842 and $468,909 for 2008 and 2007, respectively. This represents 32.2% of income before taxes in 2009, 34.7% in 2008, and 38.7% in 2007.  The decrease in the effective rate for 2009 is a direct result of the Company’s decrease in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15% California state net of federal tax benefit.

Comparison of Financial Condition at December 31, 2009

General

Total assets increased by $20.2 million, or 24.2%, during 2009 to $103.6 from $83.4 at December 31, 2008. Net loans increased $11.1 million, or 22.7%, due to $10.5 in whole loan purchases and $0.6 million in generic loan growth. Investments increased $8.8 million, or 36.1%. Included in the increase in investments is an increase of $12.9 million in short-term, interest-bearing deposits in other banks.  As loan demand increases and investment securities become more profitable, the Company will decrease its investment in deposits in other banks and fund higher-yielding interest earning assets.

Total deposits increased to $92.3 million at December 31, 2009 from $71.0 million at December 31, 2008, a 30.0% increase. Total non-interest bearing deposits increased from $32.6 million at December 31, 2008 to $35.9 million for reporting period ended December 31, 2009, a 10.0% increase. Interest-bearing deposits increased from $38.4 million at the prior year end to $56.4 million at December 31, 2009, a 46.9% increase. The increase in interest-bearing deposits is the result of the Company’s focus on attracting new customers.

Nonperforming assets were $1.5 million or 2.5% of total loans and other real estate owned at December 31, 2009, compared to $1.1 million, or 2.1% of total loans and other real estate owned at December 31, 2008. Non performing loans were $1.5 and consisted of two commercial loan secured by real estate and three commercial loans secured by second and junior trust deeds with collateral values that are believed to be sufficient to cover the debts. Other real estate owned at December 31, 2009 consisted of a participated interest in one single family home at $24,861.

Loan Portfolio Composition

Gross loans increased by $11.6 million or 23.4% to $61.4 million as of December 31, 2009 from $49.8 million as of December 31, 2008. Net loans comprised 58.0% and 58.8% of the total assets at December 31, 2009 and December 31, 2008, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses by major category, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions
	at December 31,

	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Construction	$ -	0.0%	$ 821	1.6%	$ 2,607	4.9%
Real estate	50,931	82.9%	37,794	76.0%	39,726	74.7%
Commercial	9,621	15.7%	10,607	21.3%	10,063	18.9%
Installment	856	1.4%	544	1.1%	791	1.5%
Gross loans	$ 61,408	100.0%	$ 49,766	100.0%	$ 53,187	100.0%

Real estate loans increased by $13.1 million or 34.8% to $50.9 million or 82.9% of total loans at December 31, 2009 from $37.8 million at December 31, 2008 or 76.0% of total loans. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans increased to $48.08 million at December 31, 2009 from $33.8 million at December 31, 2008. Residential real estate loans declined to $2.9 at December 31, 2009, compared to $4.0 million at December 31, 2008. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will make up a significant part of the Company’s loan portfolio in the future.

Commercial loans declined to $9.6 million or 15.7% of total loans at December 31, 2009 from $10.6 million at December 31, 2008 or 21.3% of total loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans, consisting primarily of participations in loans to single-family real estate developers and  to individuals in Southern California, decreased from $0.8 million at December 31, 2008 or 1.6% of total loans to none at December 31, 2009.

Installment loans, consisting primarily of consumer loans, increased by $311,626 to $855,563 or 1.4% of total loans at December 31, 2009 from $543,937 or 1.1% of total loans at December 31, 2008.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans at December 31, 2009. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change. Variable rate loans that are currently at their minimum rates are displayed at the loan’s stated maturity date.

	Loan Maturities and Repricing Schedule
	As of December 31, 2009
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Construction	$ -	$ -	$ -	$ -
Real estate	4,179	13,436	31,823	49,438
Commercial	4,806	2,451	2,364	9,621
Installment	451	57	348	856
Total gross loans	$ 9,436	$ 15,944	$ 34,535	$ 59,915
Loans with floating interest rates	$ 5,800	$ 7,478	$ 26,911	$ 40,189
Loans with fixed interest rates	$ 3,636	$ 8,466	$ 7,624	$ 19,726

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At December 31, 2009 and 2008, the Company had $3.8 million and $4.9 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2009 and 2008 the Company had established a reserve for unfunded commitments of $11,765 and $12,313 respectively.

At December 31, 2009 the Company had no letters of credit, while at December 31, 2008 the company had letters of credit of $128,000. Letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

	For years ended December 31,
	2009	2008	2007
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ -	$ -	$ -
Real estate	1,285	0	0
Commercial	209	412	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	1,494	412	0

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0

TOTAL NONPERFORMING LOANS	1,494	412	0
OREO	25	653	0

TOTAL NONPERFORMING ASSETS	$ 1,519	$ 1,065	$ -
Nonperforming loans as a percentage of total loans [3]	2.43%	0.83%	n/a
Nonperforming assets as a percentage of total loans and OREO	2.47%	2.11%	n/a
Allowance for loan losses to nonperforming assets	118.87%	151.71%	n/a
Allowance for loan losses	$ 1,278	$ 702	$ 725

[1]Additional interest income of approximately $16,800 and $2,200, respectively, would have been recorded for the periods ended December 31, 2009 and December 31, 2008 if the loans had been paid or accrued in accordance with original terms.

[2]Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

As of December 31, 2009, the Company had one restructured loan that has been partially charged off and has a remaining balance in non-accrual. This loan is reported in the non-accrual classification of this report. Four additional loans are on non-accrual status and non-performing assets also includes one OREO consisting of a participation interest in a development of 24 residential single-family units located in Highland, California. One unit is remaining and in escrow at December 31, 2009. The four remaining non-accrual loans represent two relationships with collateral values that are believed to be sufficient to cover the debts.

On December 31, 2008, the Company had one loan on non-accrual status, one OREO consisting of a participation interest in a development of 24 residential single-family units, and no restructured loans. Management anticipates a certain level of problem assets and classified loans as they are an inherent part of the lending process. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,277,526 and $702,409 at December 31, 2009 and December 31, 2008, respectively.

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

At December 31, 2009 and 2008, the allowance for loan losses was $1,277,526 and $702,409, respectively. The ratios of the allowance for loan losses to total loans at December 31, 2009 and 2008 were 2.08% and 1.41%, respectively. There were six charge-offs for the year ended December 31, 2009 totaling $205,387 and seven charge-offs for the year ended December 31, 2008 totaling $568,211.

There can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

The table below summarizes, for the years ended December 31, 2009, 2008 and 2007, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For years ended December 31,
	2009	2008	2007
	($ in thousands)
Balances:
Average total loans
outstanding during period	$ 56,450	$ 51,505	$ 51,798
Total loans outstanding
at end of the period	$ 61,408	$ 49,766	$ 53,187
Allowance for loan losses:
Balance at the beginning of period	$ 702	$ 725	$ 616
Provision charged to expense	779	472	179
Charge-offs
Construction loans	0	298	0
Commercial loans	203	251	61
Commercial real estate loans	0	0	9
Installment loans	2	20	0
Total	205	569	70
Recoveries
Construction loans	0	0	0
Commercial loans	2	65	0
Commercial real estate loans	0	9	0
Installment loans	0	0	0
Total	2	74	0
Net loan charge-offs (recoveries)	203	495	70
	$ 1,278	$ 702	$ 725
Balance
Ratios:
Net loan charge-offs to average total loans	0.36%	0.96%	0.14%
Provision for loan loses to average total loans	1.38%	0.92%	0.35%
Allowance for loan losses to total loans at the end of the period	2.08%	1.41%	1.36%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	15.96%	70.38%	9.66%
Net loan charge-offs (recoveries) to Provision for loan losses	26.18%	104.84%	39.11%

The Company concentrates the majority of its earning assets in loans where there are inherent risks. The Company anticipates continuing concentrating the preponderance of its loan portfolio in both commercial and real estate loans. A smaller part of the loan portfolio is represented by installment and consumer loans.

While the Company believes that its underwriting criteria are prudent, outside factors, such as the recession or a natural disaster in Southern California could adversely impact credit quality. The Company attempts to mitigate collection problems by supporting its loans with collateral. The Company also utilizes an outside credit review firm in an effort to maintain loan quality. The firm reviews a sample of loans over $100,000 semi-annually with new loans and those that are delinquent receiving special attention. The use of this outside service provides the Company with an independent look at its lending activities. In addition to the Company’s internal grading system, loans criticized by this outside review may be downgraded, with appropriate reserves added if required.

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
	2009		2008		2007
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
Balance at End of		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans
	($ in thousands)

Construction	$ -	0.0%	$ 11	1.7%	$ 24	4.9%
Real Estate	998	82.9%	474	75.9%	420	74.7%
Commercial	224	15.7%	186	21.3%	131	18.9%
Installment	25	1.4%	14	1.1%	30	1.5%
Unallocated	31		17		120
Total allowance for
loan losses	$ 1,278	100.0%	$ 702	100.0%	$ 725	100.0%

Total loans held for
investment	$ 61,408		$ 49,766		$ 53,187

Investment Portfolio

The investment policy of the Company, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco (“FHLB”), and Pacific Coast Bankers’ Bank (“PCBB”). Restricted stock investments totaled $677,650 at December 31, 2009 and 2008, and are carried at cost.

The investment securities portfolio at fair value was $7.9 million at December 31, 2009 and $12.0 million at December 31, 2008. Investment securities represented 7.6% of total assets at December 31, 2009 and 14.3% of total assets at December 31, 2008. As of December 31, 2009, $5.6 million of the investment portfolio was classified as available for sale and $2.3 million was classified as held to maturity. As of December 31, 2008, $8.8 million of the investment portfolio was classified as available for sale and $3.2 million was classified as held to maturity. The investment portfolio at December 31, 2009 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair market value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2009		2008		2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 437	$ 439	$ 439	$ 437	$ 441	$ 450
Mortgage-backed securities	1,725	1,760	2,554	2,584	3,224	3,212
Corporate bonds	130	133	174	165	208	218
Total held to maturity	2,292	2,332	3,167	3,186	3,873	3,880

Available for sale:
Federal agency	$ -	$ -	$ 2,010	$ 2,010	$ 997	$ 997
Municipal	754	754	744	744	737	737
Mortgage-backed securities	4,814	4,814	5,020	5,020	5,605	5,605
Corporate bonds	0	0	1,017	1,017	0	0
Total available for sale	5,568	5,568	8,791	8,791	7,339	7,339
Total	$ 7,860	$ 7,900	$ 11,958	$ 11,977	$ 11,212	$ 11,219

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2009.  The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

	Investment Maturities and Repricing Schedule
	($ in thousands)
	Less Than		After One But		After 5 But		After 10 But
	One Year		Within 5 Years		Within 10 Years		Within 20 Years
Held to maturity:
Municipal	$ -	- -	$ -	- -	$ 101	6.18%	$ 336	5.90%
Corporate bonds	- -	- -	130	6.54%	- -	- -	- -	- -
Total held to maturity	- -	- -	130	6.54%	101	6.18%	336	5.90%

Available for sale:
Federal agency	- -	- -	- -	- -	- -	- -	- -	- -
Municipal	- -	- -	- -	- -	- -	- -	743	5.86%
Corporate bonds	- -	- -	- -	- -	- -	- -	- -	- -
Total available for sale	- -	- -	- -	- -	- -	- -	743	5.86%
Total	$ -	- -	$ 130	6.54%	$ 101	6.18%	$ 1,079	5.87%

Deposits

Total deposits at December 31, 2009 and 2008 were $92.3 million and $71.0 million, respectively. The increase in total deposits resulted from deposit-oriented marketing initiatives. The Company is now building a well-diversified customer deposit base to offset the general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activities. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases.

A comparative distribution of the Company’s deposits at December 31st for each year from 2007 through 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions
	at December 31
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Demand	$ 35,872	38.9%	$ 32,601	46.0%	$ 42,271	60.0%
NOW	1,579	1.7%	1,849	2.6%	1,999	2.8%
Savings	1,003	1.1%	1,065	1.5%	1,203	1.7%
Money Market	29,570	32.0%	26,585	37.4%	20,712	29.5%
Time Deposits under $100,000	6,723	7.3%	3,842	5.4%	2,055	2.9%
Time Deposits $100,000 and over	17,541	19.0%	5,056	7.1%	2,157	3.1%
	$ 92,288	100.0%	$ 70,998	100.0%	$ 70,397	100.0%

Non-interest bearing demand deposits decreased from 46.0% of total deposits at December 31, 2008, to 38.9% at December 31, 2009.

The percentage of total deposits represented by time deposits was 26.3% and 12.5% at December 31, 2009 and 2008, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 2.25% and 3.23% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had deposits from certain of its directors totaling $5.0 million and $7.9 million, respectively. See “Risk Factors – The Company’s business may be affected by a significant concentration of deposits with related parties”.  Furthermore, at December 31, 2009 and 2008, deposits from escrow companies represented $11.1 million or 12.0% and $11.4 million or 16.1% of the Company’s total deposits, respectively. See “Item 1A. Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2009, the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater which amounted to $5.1 million were as follows:

Maturities of Time Deposits
at December 31, 2009
($ in thousands)

	Three		Six to	Over
	months or	Three to	twelve	twelve
	less	six months	months	months

Time Deposits under $100,000	$ 1,984	$ 1,577	$ 3,049	$ 113
Time Deposits $100,000 and over	6,095	5,268	6,178	0
	$ 8,079	$ 6,845	$ 9,227	$ 113

Federal Home Loan Advances and Other Borrowings

The Company utilizes FHLB advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had $1.0 million and $2.4 million in overnight advances outstanding with the FHLB at December 31, 2009 and 2008, respectively.  On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is holding.

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

The Company is generally asset sensitive, meaning that net interest income tends to rise as interest rates rise and decline as interest rates fall. At December 31, 2009, approximately 67.9% of outstanding loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the prevailing prime lending rate and changes occur as the prime rate changes. Of the variable rate loans, 79.8% have minimum rates; therefore, the interest will not fall below the minimum rate should the prevailing prime rate decrease below the minimum rate. Approximately 18.4% of all fixed rate loans at December 31, 2009 mature within twelve months.

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

At December 31, 2009, approximately 66.4% or $61.9 million of interest-earning assets will mature or reprice within one year, and approximately 61.9% or $35.2 million of interest-bearing liabilities will reprice or mature over the same period.

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

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of December 31, 2009, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in Net interest income (in $000’s)	$ (274)	$ (155)	$ 54	$ 139
% Change	-6.54%	-3.70%	1.29%	3.32%

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10% upon application of interest rate shocks of 200 basis points, as compared to a base rate scenario. As of December 31, 2009, the Company had an estimated net interest margin sensitivity profile reflecting a change in net interest income of $139,000 at plus 200 basis points and ($274,000) at minus 200 basis points.  This profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by $139,000, or approximately 3.326%. By the same token, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely fall by approximately $167,000, or 6.54%, over the next year.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.

The table below shows estimated changes in the company’s EVE as of December 31, 2009, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in EVE (in $000’s)	$ 1,172	$ 518	$ (631)	$ (1,409)
% Change	19.1%	8.4%	-10.3%	-22.9%

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At December 31, 2009, the Company’s liquid assets totaled approximately $34.1 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 32.9%. At December 31, 2008, the Company’s liquid assets totaled approximately $25.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.2%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Federal funds lines of credit of $3.5 million with both Union Bank and PCBB. In addition, it is a member of the FHLB and as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its total asset base.

Capital Resources

Total stockholders’ equity was $6.5 million at December 31, 2009 and $6.2 million at December 31, 2008. During 2009, a total of 16,785 shares were repurchased for a total amount of $178,500. Net income increased retained earnings by $350,671 while shares purchased through exercise of stock options covering 7,426 shares added $59,622 to equity. The change in the unrealized gain on securities available for sale increased equity by $54,182 for the twelve months of 2009.

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

As noted previously, the Company’s subordinated note represents $3.1 million borrowings from its unconsolidated trust subsidiary. Subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s $8.5 million in Tier 1 capital as of December 31, 2009, $2.1 million consisted of trust preferred securities.

As of December 31, 2009 and 2008, the Bank’s Total Risk-Based Capital Ratios were 14.01% and 16.09%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.75% and 14.90%, respectively.  As of December 31, 2009 and 2008 the consolidated Company’s Total Risk-Based Capital Ratio was 14.32% and 16.48%, respectively, and its Tier 1 Risk-Based Capital Ratio was 11.73% and 13.57%, respectively. As a “small bank holding company” under the FRB’s guidelines, the Company is not subject to the any specific capital requirements.

The Bank’s Leverage Capital Ratio was 8.94% and 11.38% at December 31, 2009 and 2008, respectively.  (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2009 and 2008, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

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

Item 8:  Financial Statements

Page
The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm	42
Consolidated Statements of Financial Condition at December 31, 2009 and 2008	43
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	44
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	45
Consolidated Statements of Cash Flow for the Years Ended December 31, 2009, 2008 and 2007	46 and 47
Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Chino Commercial Bancorp

Chino, California

We have audited the accompanying consolidated statements of financial condition of Chino Commercial Bancorp and its subsidiary (the Company), as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, CA

March 25, 2010

Chino Commercial Bancorp

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$ 3,089,300	$ 3,877,897
Cash and cash equivalents	3,089,300	3,877,897

Interest bearing deposits in banks	25,433,602	12,498,000
Investment securities available for sale (Note 4)	5,567,855	8,791,651
Investment securities held to maturity (fair value approximates
$2,332,000 in 2009 and $3,186,000 in 2008) (Note 4)	2,291,962	3,167,401
Loans held for investment, net of allowance for loan losses of
$1,277,526 in 2009 and $702,409 in 2008 (Note 6)	60,112,815	48,986,217
Accrued interest receivable	326,206	313,428
Stock investments, restricted, at cost (Note 5)	677,650	677,650
Premises and equipment (Note 8)	3,100,183	1,980,476
Other assets (Note 7)	2,981,103	3,100,426
Total assets	$ 103,580,676	$ 83,393,146

Liabilities
Deposits
Non-interest bearing	$ 35,872,494	$ 32,600,750
Interest bearing	56,415,964	38,397,002
Total deposits	92,288,458	70,997,752
Accrued interest payable	125,823	56,061
Short-term borrowings (Note 12)	994,000	2,400,000
Other liabilities	612,667	665,580
Subordinated note payable to subsdiary trust (Note 10)	3,093,000	3,093,000
Total liabilities	97,113,948	77,212,393
Commitments and Contingencies (Notes 15, 16, and 17)
Stockholders' Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 699,061 and 708,420 shares
at December 31, 2009 and 2008, respectively	2,498,664	2,617,542
Retained earnings	3,884,907	3,534,236
Accumlated other comprehensive income	83,157	28,975
Total stockholders' equity	6,466,728	6,180,753
Total liabilities and stockholders' equity	$ 103,580,676	$ 83,393,146

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Income

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income
Interest and fee income on loans	$ 4,093,537	$ 3,827,135	$ 4,064,035
Interest on Federal funds sold and Due from banks time	102	109,726	494,280
Interest and dividends on investment securities	783,094	462,142	587,928
Total interest income	4,876,733	4,399,003	5,146,243

Interest expense on deposits
Money market and NOW accounts	564,978	590,309	607,385
Savings	2,429	2,921	3,290
Time deposits of $100,000 or more	270,265	97,443	95,552
Time deposits less than $100,000	109,345	77,651	64,856
Total interest expense on deposits	947,017	768,324	771,083
Interest expense on borrowings	204,702	204,978	204,950
Total interest expense	1,151,719	973,302	976,033
Net interest income	3,725,014	3,425,701	4,170,210
Provision for loan losses (Note 6)	779,048	471,538	179,421
Net interest income after provision for loan losses	2,945,966	2,954,163	3,990,789

Noninterest income
Service charges on deposit accounts	985,202	950,257	801,746
Customer fees and miscellaneous income	15,537	35,974	33,824
Dividend income from restricted stock	9,430	43,381	37,257
Income from bank owned life insurance	67,389	62,917	62,276
Total noninterest income	1,077,558	1,092,529	935,103

Noninterest expenses
Salaries and employee benefits	1,899,192	1,924,635	1,904,215
Occupancy and equipment expenses	322,854	345,982	340,032
Other operating expenses (Note 24)	1,284,488	1,303,285	1,470,127
Total noninterest expenses	3,506,534	3,573,902	3,714,374

Income before provision for income taxes	516,990	472,790	1,211,518
Provision for income taxes (Note 14)	166,319	163,842	468,909
Net income	350,671	$ 308,948	$ 742,609

Basic earnings per share	$ 0.50	$ 0.44	$ 1.02
Diluted earnings per share	$ 0.48	$ 0.41	$ 0.94

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2009, 2008 and 2007

				Accumulated
				Other
				Compre-
	Number			hensive
	of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2006	808,214	$5,022,984	$2,507,373	$(76,916)	$7,453,441

Comprehensive income:
Net income	--	--	742,609	--	742,609

Change in unrealized loss on
securities available for sale, net of tax	--	--	--	73,056	73,056
Total comprehensive income					815,665

Exercise of stock options, including
tax benefit	6,946	94,118	--	--	94,118
Stock repurchased and retired (Note 23)	(110,882)	(2,477,640)	--	--	(2,477,640)

Balance at December 31, 2007	704,278	2,639,462	3,249,982	(3,860)	5,885,584

Cumulative effect of adoption of EITF 06-4	--	- -	(24,694)	--	(24,694)

Comprehensive income:
Net income	--	--	308,948	--	308,948

Change in unrealized loss on
securities available for sale, net of tax	--	--	--	32,835	32,835
Total comprehensive income					341,783

Exercise of stock options, including
tax benefit	8,622	77,828	--	--	77,828
Stock repurchased and retired (Note 23)	(4,480)	(99,748)	--	--	(99,748)

Balance at December 31, 2008	708,420	2,617,542	3,534,236	28,975	6,180,753

Comprehensive income:
Net income	--	--	350,671	--	350,671
Change in unrealized gain on
securities available for sale, net of tax	--	--	--	54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including
tax benefit	7,426	59,622	--	--	59,622
Stock repurchased and retired (Note 23)	(16,785)	(178,500)	--	--	(178,500)

Balance at December 31, 2009	699,061	$2,498,664	$3,884,907	$83,157	$6,466,728

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$350,671	$308,948	$742,609
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	779,048	471,538	179,421
Depreciation and amortization	150,409	170,257	182,568
Net amortization (accretion) of investment securities	(13,379)	(5,730)	11,334
Amortization of deferred loan (fees) costs	(59,655)	(9,847)	(48,657)
Loss on disposition of equipment	12,040	740	5,912
Loss on sale of other real estate owned	8,609	--	--
Deferred income taxes	(281,856)	45,922	(156,359)
Net change in:
Accrued interest receivable	(12,778)	13,562	58,774
Other assets	(257,231)	(229,127)	(41,001)
Accrued interest payable	69,762	(7,901)	2,485
Other liabilities	(52,913)	131,497	100,236
Net cash provided by operating activities	692,727	889,859	1,037,322

Cash Flows from Investing Activities
Net change interest bearing deposits in banks	(12,935,602)	(12,399,000)	2,442,000
Activity in investment securities available for sale:
Purchases	(1,414,675)	(3,739,497)	(1,002,377)
Repayments and calls	4,738,492	2,344,506	5,614,665
Activity in investment securities held to maturity:
Repayments and calls	880,759	709,797	911,026
Purchase of stock investments, restricted	--	(23,400)	(26,750)
Loan purchases, net	(10,509,072)	--	(2,288,476)
Loan originations and principal collections, net	(1,336,918)	2,272,916	804,992
Proceeds from sale of other real estate owned	619,661	--	--
Purchase of premises and equipment	(1,282,156)	(66,270)	(51,180)
Net cash provided by (used in) investing activities	(21,239,511)	(10,900,948)	6,403,900

Cash Flows from Financing Activities
Net increase (decrease) in deposits	21,290,706	600,842	(9,060,817)
Net increase (decrease) in borrowings	(1,406,000)	2,400,000	--
Cash received from exercise of options	51,981	59,959	48,777
Payments for stock repurchases	(178,500)	(99,748)	(2,477,640)
Net cash provided by (used in) financing activities	19,758,187	2,961,053	(11,489,680)

Net decrease in cash and cash equivalents	(788,597)	(7,050,036)	(4,048,458)

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash and Cash Equivalents at Beginning of Year	$ 3,877,897	$ 10,927,933	$ 14,976,391
Cash and Cash Equivalents at End of Year	$ 3,089,300	$ 3,877,897	$ 10,927,933

Supplementary Information
Interest paid	$ 1,081,957	$ 981,203	$ 973,548
Income taxes paid	$ 288,000	$ 196,000	$ 583,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned, after
charge-off of $330,685	$ --	$ 653,131	$ --

The accompanying notes are an integral part of these financial statements.

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

                  Chino Commercial Bancorp (the Bancorp) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Bancorp was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Bancorp’s principal subsidiary is the Bank, and the Bancorp exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Bancorp’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated.

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

                  Loans Held for Sale

                  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2009 and 2008.

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

                  Allowance for Loan Losses

                  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

                  The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

                        The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. At December 31, 2009 and 2008, the Company did not have a tax position that meets the more-likely-than-not recognition threshold.

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

                  The weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ended December 31:

Weighted average number of shares used	2009	2008	2007
in the computation of:
Basic earnings per share	702,899	700,349	727,894
Diluted earnings per share	735,419	750,115	788,842

Note 2.      Summary of Significant Accounting Policies  (Continued)

                  Stock-Based Compensation Plans

                  The Company has a stock option plan that includes both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors (See Note 20).

                        Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.

                      Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

                        The components of comprehensive income other than net income and related tax effects are as follows:

	2009	2008	2007
Unrealized holding gains on
securities available for sale	$91,962	$55,523	$123,824
Reclassification of gains realized in
income	- -	- -	- -

Net unrealized gains	91,962	55,523	123,824
Tax effect	(37,780)	(22,688)	(50,768)

Other comprehensive gain
net of tax	$54,182	$32,835	$73,056

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

                  Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the periods beginning after October 1, 2009.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  Management has made the appropriate changes to GAAP references in the financial statements.

Note 2.      Summary of Significant Accounting Policies  (Continued)

                  Recent Accounting Pronouncements  (continued)

                  In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140.  SFAS No. 166 eliminates the exemption from consolidation for qualifying special purpose entities (QSPEs). It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 166.  SFAS No. 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact of SFAS No. 166 on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  Management has adopted the provisions of ASC 855 and this change is reflected in Note 1 under the heading “Subsequent Events.”

                  In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment.  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 320 in the second quarter of 2009 did not have a material impact on the Company’s financial statements.

                        In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Branch adopted the provisions of ASC 820 on April 1, 2009.  The adoption of ASC 820 in the second quarter of 2009 did not have a material impact on the Company’s financial statements.

Note 2.      Summary of Significant Accounting Policies  (Continued)

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

Note 3.      Restrictions on Cash and Amounts Due from Banks

                  The Bank is required to maintain average balances on hand or with the Federal Reserve Bank for balances in transaction accounts. The Bank was able to maintain compliance to avoid the requirement for a reserve balance at December 31, 2009 and 2008.

Note 4.      Investment Securities

                  The amortized cost and fair value of investment securities at December 31 are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,203	$10,663	$--	$753,866
Mortgage-backed	4,683,708	132,365	(2,084)	4,813,989

	$5,426,911	$143,028	$(2,084)	$5,567,855

Securities held to maturity:
Municipal bonds	$437,103	$2,008	$--	$439,111
Mortgage-backed	1,724,765	35,568	(726)	1,759,607
Corporate bonds	130,094	2,900	--	132,994

	$2,291,962	$40,476	$(726)	$2,331,712

Note 4.      Investment Securities  (Continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Federal agency	$2,000,000	$9,832	$--	$2,009,832
Municipal bonds	743,107	2,276	(924)	744,459
Mortgage-backed	5,005,503	59,652	(44,625)	5,020,530
Corporate bonds	994,059	22,771	--	1,016,830

	$8,742,669	$94,531	$(45,549)	$8,791,651

Securities held to maturity:
Municipal bonds	$439,330	$1,972	$(4,714)	$436,588
Mortgage-backed	2,554,438	39,080	(9,346)	2,584,172
Corporate bonds	173,633	--	(8,330)	165,303

	$3,167,401	$41,052	$(22,390)	$3,186,063

                  The amortized cost and fair value of investment securities as of December 31, 2009 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$--	$--	$--	$--
After 1 year through 5 years	--	--	130,094	132,994
After 5 years through 10 years	--	--	101,106	102,570
After 10 years through 17 years	743,203	753,866	335,997	336,541
Mortgage-backed securities	4,683,708	4,813,989	1,724,765	1,759,607

	$5,426,911	$5,567,855	$2,291,962	$2,331,712

Note 4.      Investment Securities  (Continued)

                  Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Mortgage-backed securities	$502	$233,900	$1,582	$206,601

Securities held to maturity:
Mortgage-backed securities	$348	$205,759	$378	$66,713

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

                  At December 31, 2009, 12 securities have unrealized losses with aggregate depreciation of .40% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Note 5.      Stock Investments, Restricted

                  Restricted stock investments include the following at December 31 and are recorded at cost:

	2009	2008

Federal Reserve Bank stock	$164,150	$164,150
Federal Home Loan Bank (FHLB) stock	463,500	463,500
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$677,650	$677,650

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB (See Note 12). No ready market exists for FHLB stock, and it has no quoted market value.

Note 5.      Stock Investments, Restricted  (Continued)

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6.      Loans and Allowance for Loan Losses

                  The composition of the Company’s loans held for investment at December 31 is as follows:

	2009	2008

Real estate loans, commercial	$48,025,631	$33,831,564
Real estate loans, consumer	2,905,723	3,962,682
Commercial loans	9,621,310	10,607,097
Construction loans	--	820,888
Installment loans	855,564	543,937

	61,408,228	49,766,168
Allowance for loan losses	(1,277,526)	(702,409)
Unearned income and deferred loan
fees, net	(17,887)	(77,542)

Loans held for investment, net	$60,112,815	$48,986,217

                  At December 31, 2009, impaired loans consisted of five loans totaling $1,493,919 with a corresponding valuation allowance of $22,409. For the year ended December 31, 2009, the average recorded investment in impaired loans was approximately $142,800. Interest income of approximately $8,800 was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2009. No additional funds are committed to be advanced in connection with impaired loans. There was one impaired loan for $412,343, with a corresponding valuation allowance of $10,309 at December 31, 2008.

                  At December 31, 2009, there were no loans past due over 90 days, and five loans were on a non-accrual basis for $1,493,919. As of December 31, 2008, there were no loans past due over 90 days and one loan for $412,243 on a non-accrual basis.

                  Changes in the allowance for loan losses are summarized as follows as of and for the year ended December 31:

	2009	2008

Balance at January 1	$702,409	$725,211
Loans charged off	(205,387)	(568,211)
Loan recoveries	1,456	73,871
Provision charged to expense	779,048	471,538

Balance as of December 31	$1,277,526	$702,409

Note 6.      Loans and Allowance for Loan Losses  (Continued)

                  Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,725,902 and $1,762,997 at December 31, 2009 and 2008, respectively.

Note 7.      Foreclosed Assets

                  At December 31, 2009 and 2008, foreclosed assets consisted of a participation interest in residential real property in the amounts of $24,861 and $653,131, respectively, and are included in other assets.  Reserves for losses of approximately $29,000 were recorded for the year ended December 31, 2009. Management determined that no reserve was necessary at December 31, 2008. Expenses applicable to foreclosed assets amounted to approximately $37,600 and $31,700 for the years ended December 31, 2009 and 2008, respectively. A loss of $8,609 was recognized on the sale of foreclosed assets for the year ended December 31, 2009. There were no sales of foreclosed assets for the year ended December 31, 2008.

Note 8.      Premises and Equipment

                  Company premises and equipment consisted of the following at December 31:

	2009	2008

Land	$1,268,422	$639,150
Building	1,610,308	974,763
Furniture, fixtures and equipment	818,872	868,902
Leasehold improvements	487,314	487,763
Automobile	39,544	39,544

	4,224,460	3,010,122
Less accumulated depreciation
and amortization	1,124,277	1,029,646

	$3,100,183	$1,980,476

                 Depreciation and amortization expense for years ended December 31, 2009, 2008 and 2007 amounted to $150,409, $170,257and $182,568, respectively.

                 In December 2009, the Company acquired a building in Rancho Cucamonga, California. The building will be utilized for the new branch location opening in April 2010.

Note 9.      Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2009 and 2008 was $17,441,461 and $5,055,618, respectively.

                  At December 31, 2009, the scheduled maturities of total time deposits were as follows:

Within 1 year	$23,841,565
After 1 year through 3 years	422,454
After 3 years through 5 years	--
After 5 years	--

$24,264,019

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

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (1.435% at December 31, 2009) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of December 31, 2009 and 2008, accrued interest payable to the Trust amounted to $8,494. Interest for Trust Preferred Securities amounted to $203,850 for each of the years ended December 31, 2009 and 2008.

Note 11.    Related Party Transactions

                  In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which it is associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Note 11.    Related Party Transactions  (Continued)

                 Aggregate related party loan transactions were as follows as of and for the year ended December 31:

	2009	2008

Balance January 1	$491,646	$446,261
Advances	744,238	200,000
Repayments, net of borrowings	(202,902)	(154,615)

Balance as of December 31	$1,032,982	$491,646

                  Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $5,046,512 and $7,874,112, respectively.

Note 12.    Federal Home Loan Bank Borrowings

                  As a member of the FHLB, the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank has a line of credit of $25,969,975 with advances outstanding of $994,000 at December 31, 2009, maturing on January 4, 2010 at an annual rate of 0.03%. At December 31, 2008, the Bank had advances outstanding of $2,400,000, which matured on January 2, 2009 at an annual rate of 0.10%.

                  On December 21, 2005, the Bank entered into a standby letter of credit with the FHLB for $800,000.  This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Note 13.    Federal Funds Lines of Credit

                  The Bank had a total of $7 million in Federal funds lines of credit with two banks at December 31, 2009 and 2008, respectively. There were no borrowings outstanding at December 31, 2009 and 2008.

Note 14.    Income Taxes

                  The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2009	2008	2007
Current tax provision:
Federal	$347,465	$87,476	$460,749
State	100,710	30,444	164,519

	448,175	117,920	625,268
Deferred tax provision (benefit):
Federal	(237,225)	35,933	(128,764)
State	(44,631)	9,989	(27,595)

	(281,856)	45,922	(156,359)

	$166,319	$163,842	$468,909

                  The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for years ended December 31:

	2009	2008	2009

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Tax-exempt earnings on life insurance policies	(5.4)	(5.5)	(2.1)
Tax-exempt interest from municipal bonds	(2.4)	(2.6)	(1.1)
Other, net	(1.2)	1.6	0.7

	32.2	34.7	38.7
Adjustment to valuation allowance against
deferred tax asset	0.0	0.0	0.0

Effective tax rate	32.2%	34.7%	38.7%

Note 14.    Income Taxes  (Continued)

                  The components of the net deferred tax asset, included in other assets on the statements of financial condition, were as follows at December 31:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$420,457	$253,518
Start-up expenses	8,581	9,328
Valuation adjustment on mortgage loans	--	3,479
Depreciation and amortization	80,974	57,246
State tax	35,707	10,853
Foreclosed asset expenses	2,686	13,020
Deferred compensation and benefits	97,402	34,310
Non-accrual interest	9,582	922

	655,389	382,676

Deferred tax liabilities:
FHLB stock dividends	(31,963)	(31,963)
Cash to accrual conversion for tax purposes	(18,285)	(27,428)
Unrealized gain on securities available for sale	(58,005)	(20,158)

	(108,253)	(79,549)

Net deferred tax asset	$547,136	$303,127

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

Note 15.    Off-Balance-Sheet Activities  (Continued)

                  Credit-Related Financial Instruments  (continued)

                  The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2009	2008

Undisbursed loans	$3,805,683	$4,950,069
Letters of credit	--	128,000

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

Note 16.    Other Commitments and Contingencies

                  Operating Lease Commitments

                  The Company has a non-cancelable lease agreement for its premises. The initial lease term was for five years expiring in July 2010 with an option to renew for an additional five years.  The Company exercised this option on November 10, 2004 which is expiring in July 2010.

Note 16.    Other Commitments and Contingencies  (Continued)

                  Operating Lease Commitments  (continued)

                  At December 31, 2009, the minimum future rental payments are as follows:

Year Ending December 31,

2010	$43,552

                  Rental expense for the years ended December 31, 2009, 2008 and 2007 amounted to $86,810, $84,474, and $81,442, respectively.

                  Employment Agreement

                  The Company has entered into a three-year employment agreement with a key officer expiring in July 2012. The agreement provides for an annual base salary plus an incentive bonus equal to 5% of the Company’s net income. In addition, the key officer may receive a discretionary bonus determined by the Board of Directors. Employment may be terminated for cause, as defined, without incurring obligations. In the event of termination without cause, the key officer is entitled to severance compensation equal to at least six months’ salary.

Note 17.    Concentration of Risk

                  The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 83% and 78% of total loans held for investment at December 31, 2009 and 2008, respectively. The Bank has no concentration of loans with any one customer or industry.

                  Deposits from escrow companies represented 12% and 16% of total deposits on December 31, 2009 and 2008, respectively. Four escrow companies accounted for 8% and 12% of total deposits on December 31, 2009 and 2008, respectively.

Note 18.    Employee Benefit Plan

                  On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 15% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2009, 2008 and 2007, the Company matching contributions attributable to the Plan amounted to $48,596, $46,079 and $46,008, respectively.

Note 19.    Salary Continuation Agreements

                  The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement.  Included in other liabilities at December 31, 2009 and 2008, respectively, is $282,261 and $207,388 of deferred compensation related to these agreements.  The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 20.    Stock-Based Compensation

                  Under the Company’s stock option plan, the Company may grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2009 and 2008, 108,405 options were available for granting. At December 31, 2009 and December 31, 2008, 97,394 and 104,821 options, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years.

                  There were no options granted in 2009 and 2008. The most recent grant of options occurred in 2003.

A summary of the status of the Company’s stock option plan as of December 31 and changes during the year then ended are as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at
beginning of year	104,821	$7.30	113,443	$7.27
Options granted	--	$--	--	$--
Options exercised	(7,427)	$7.00	(8,622)	$6.95
Options forfeited	--	$--	--	$--

Outstanding at year-end	97,394	$7.32	104,821	$7.30

Options exercisable at year-end	97,394	$7.32	104,821	$7.30

Note 20.    Stock-Based Compensation  (Continued)

                  Information pertaining to options outstanding at December 31, 2009 is as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$6.67	78,041	0.5 years	78,041	$6.67
$8.83	4,500	1.0 years	4,500	$8.83
$8.67	7,353	3.2 years	7,353	$8.67
$11.83	7,500	3.5 years	7,500	$11.83

	97,394	2.0 years	97,394

                        The intrinsic value of options exercised during the year ended December 31, 2009 was $18,566. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2009 were $724,391. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise less than the Company’s closing stock price of $15.00 as of December 31, 2009, which would have been received by the option holders had those option holders exercised those options as of that date.

Note 21.    Regulatory Capital

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table. Management believes, as of December 31, 2009 and 2008, that the Bank met all capital adequacy requirements to which it is subject.

Note 21.    Regulatory Capital  (Continued)

                  Minimum Regulatory Requirements  (continued)

                  As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

	2009
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$10,388	14.32%	$5,834	8.00%	$7,293	10.00%
Bank	$10,142	14.01%	$5,791	8.00%	$7,239	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$8,511	11.73%	$2,917	4.00%	$4,376	6.00%
Bank	$9,232	12.75%	$2,896	4.00%	$4,343	6.00%

Tier 1 capital to average assets:
Consolidated	$8,202	8.23%	$4,138	4.00%	$5,173	5.00%
Bank	$9,232	8.94%	$4,132	4.00%	$5,165	5.00%

	2008
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$9,960	16.48%	$4,834	8.00%	$6,043	10.00%
Bank	$9,700	16.09%	$4,823	8.00%	$6,029	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$8,202	13.57%	$2,417	4.00%	$3,626	6.00%
Bank	$8,985	14.90%	$2,412	4.00%	$3,618	6.00%

Tier 1 capital to average assets:
Consolidated	$8,202	10.37%	$3,163	4.00%	$3,954	5.00%
Bank	$8,985	11.38%	$3,158	4.00%	$3,947	5.00%

Note 22.    Restrictions on Dividends

                  The Company’s ability to declare dividends, as a bank holding company that currently has no significant assets other than its equity interest in the Bank, depends primarily upon dividends it receives from the Bank. The Bank's dividend practices in turn depend upon legal restrictions, the Bank's earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank's Board of Directors at that time

Note 23.    Stock Repurchase Plan

                  On October 19, 2006, the Company’s Board of Directors approved a stock repurchase program for the Company to purchase up to $3 million of its common stock in open market transactions or in privately negotiated transactions.  The repurchase program was for a period of 12 months. The Company utilized the proceeds of $3.0 million from the Subordinated Debt Securities (see Note 10) for stock repurchases.  The repurchase program was extended during the years ended December 31, 2009 and 2008 for an additional authorization of $200,000 and $100,000, respectively. See Subsequent Event Note 27, for the latest extension.

                  Since commencement in 2006 through December 31, 2009, a total of 158,386 common shares have been repurchased under the program for a total aggregate purchase price of $3,278,172 and an average price $20.70. During the years ended December 31, 2009, 2008 and 2007, the Company repurchased 16,785, 4,480, and 100,882, respectively, of common shares at an average price of $10.63, $22.27 and $22.34, respectively.

Note 24.    Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2009	2008	2007

Data processing fees	$286,726	$323,164	$331,385
Deposit products and services	120,358	257,130	330,720
Professional fees	181,892	191,064	207,019
Regulatory assessments	220,652	86,946	91,717
Advertising and marketing	64,107	76,282	152,984
Directors’ fees and expenses	72,136	77,375	79,034
Other operating expense	336,617	291,324	277,268

	$1,284,488	$1,303,285	$1,470,127

Note 25.    Condensed Financial Statements of Parent Company

                        Following is parent company only financial information for Chino Commercial Bancorp.

Statements of Financial Condition
December 31, 2009 and 2008

Assets	2009	2008

Cash and cash equivalents	$178,576	$142,948
Investment in subsidiaries	9,408,426	9,106,970
Other assets	47,932	90,944

Total assets	$9,634,934	$9,340,862

Liabilities and Stockholders’ Equity
Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	75,206	67,109

	3,168,206	3,160,109
Stockholders’ equity
Common stock	2,498,664	2,617,542
Retained earnings	3,884,907	3,534,236
Accumulated other comprehensive income	83,157	28,975

Total stockholders’ equity	6,466,728	6,180,753

Total liabilities and stockholders’ equity	$9,634,934	$9,340,862

Note 25.    Condensed Financial Statements of Parent Company  (Continued)

Statements of Income

Years Ended December 31, 2009 and 2008

Statements of Income
Years Ended December 31, 2009 and 2008

	2009	2008	2007
Income:
Dividend from Chino Commercial Bank, N.A.	$325,000	$200,000	$200,000
Interest income	--	--	29,441

	200,000	200,000	229,441

Expense:
Interest expense	203,850	203,850	203,850
Salaries and benefits	40,362	40,715	39,753
Legal and professional fees	126,697	141,732	152,207
Other expense	5,675	5,730	6,163

Total expense	376,584	392,027	401,973

Loss before income taxes and equity in
undistributed net income of subsidiary	(51,584)	(192,027)	(172,532)
Income tax benefit	(154,981)	(161,337)	(160,020)

	103,397	(30,690)	(12,512)
Equity in undistributed net income of subsidiary	247,274	339,638	755,121

Net income	$350,671	$308,948	$742,609

Note 25.    Condensed Financial Statements of Parent Company  (Continued)

Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008	2007
Operating Activities
Net income	$350,671	$308,948	$742,609
Equity in undistributed income of subsidiary	(247,274)	(339,638)	(755,121)
Decrease in other assets	50,653	146,601	(110,099)
Increase in other liabilities	8,097	15,032	3,656

Net cash provided by operating activities	162,147	130,943	(118,955)

Financing Activities
Payments to repurchase and retire
common stock	(178,500)	(99,748)	(2,477,640)
Proceeds from exercise of stock options	51,981	59,959	48,777

Net cash used in financing activities	(126,519)	(39,789)	(2,428,863)

Net increase in cash and cash equivalents	35,628	91,154	(2547,818)

Cash and cash equivalents, beginning of year	142,948	51,794	2,599,612

Cash and cash equivalents, end of year	$178,576	$142,948	$51,794

Supplementary Information

Interest paid	$209,002	$209,002	$204,983

Note 26.    Fair Value Measurements

Effective January 1, 2008, the Company partially adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.

The Company fully adopted ASC 820 with respect to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

                  The following section describes the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. The Company had no liabilities measured at fair value at December 31, 2009 or 2008.

                  Financial assets measured at fair value on a recurring basis include the following:

                  Securities Available for Sale. The securities classified as available for sale at December 31, 2009, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Note 26.    Fair Value Measurements  (Continued)

                  The table below presents the balance of investment securities available for sale at December 31 the fair value of which is disclosed on a recurring basis:

Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Investment securities
available for sale	$--	$5,567,855	$--	$5,567,855

At December 31, 2008
Investment securities
available for sale	$--	$8,791,651	$--	$8,791,651

                  Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Impaired loans	$--	$--	$1,471,510	$1,471,510
Foreclosed asset	--	--	24,861	24,861

	$--	$--	$1,496,371	$1,496,371

At December 31, 2008
Impaired loans	$--	$--	$402,034	$402,034
Foreclosed asset	--	--	653,131	653,131

	$--	$--	$1,055,165	$1,055,165

Note 26.    Fair Value Measurements  (Continued)

                  Impaired Loans

                  Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

Impaired loans that are not collateral-dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since fair value of these loans is based on management’s own projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

                  At December 31, 2009, the Company has five impaired loans that are measured for impairment on a non-recurring basis. Management measured for impairment using the fair value of the collateral for collateral dependent loans, which had a carrying amount of $1,493,919, with a valuation allowance of $22,409 at December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $412,343, with a valuation allowance of $10,309.

Foreclosed Assets

                  Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

At December 31, 2009, the Company has one foreclosed asset (a real property) that is measured for impairment on a non-recurring basis. Management used Level 3 inputs to determine the fair value.

Note 26.    Fair Value Measurements  (Continued)

                  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Discount rates on loans can vary significantly depending on the risk profile of the loan and the borrower’s deposit relationship with the Company. Accordingly, the fair value estimates may not be realized in the immediate settlement of the instrument. ASC 825, Financial Instruments excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Note 26.    Fair Value Measurements  (Continued)

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

                  Accrued Interest - The carrying amounts of accrued interest approximate fair value.

                  The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31 are as follows:

	2009
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$3,089,300	$3,089,300
Interest-bearing deposits with other banks	25,433,602	25,450,188
Investment securities available for sale	5,567,855	5,567,855
Investment securities held to maturity	2,291,962	2,331,712
Stock investments	677,650	677,650
Loans, net	60,112,815	60,129,915
Trups common securities	93,000	100,621
Accrued interest receivable	326,206	326,206

Financial liabilities:
Deposits	92,288,458	92,313,211
Subordinated Debenture	3,093,000	3,346,471
Accrued interest payable	125,823	125,823

	2008
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$3,877,897	$3,877,897
Interest-bearing deposits with other banks	12,498,000	12,509,579
Investment securities available for sale	8,791,651	8,791,651
Investment securities held to maturity	3,167,401	3,186,064
Stock investments	677,650	677,650
Loans, net	48,986,217	49,013,160
Trups common securities	93,000	82,281
Accrued interest receivable	313,428	313,428

Financial liabilities:
Deposits	70,997,752	71,017,507
Subordinated Debenture	3,093,000	2,736,501
Accrued interest payable	64,554	64,554

Note 27.    Subsequent Event

                  On February 18, 2010, the Board of Directors authorized a one year Repurchase Program for up to $200,000 of the Company’s common stock, commencing February 19, 2010 and expiring February 18, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B:  Other Information.

None.

PART III

Item 10:  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2009 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM– Fees” in the Proxy Statement, and is incorporated herein by reference.

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

(2)     Incorporated by reference to exhibit 10.1 in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2009

(3)     Incorporated by reference to the exhibit of the same number as the Company’s Form 10-QSB for the quarter ended September 30, 2006.

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

Dated:  March 29, 2010                                                        CHINO COMMERCIAL BANCORP

                                By:  /s/Dann H. Bowman

                                                                       Dann H. Bowman

       President and Chief Executive Officer

       /s/Sandra F. Pender

       Sandra F. Pender

       Senior Vice President, Chief Financial Officer,

       and  Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                                              Title                                                       Date

/s/Dann H. Bowman                                                            Director and President                        March 29, 2010

Dann H. Bowman

/s/ Bernard Wolfswinkel                                                     Chairman of the Board, Director       March 29, 2010

Bernard Wolfswinkel

/s/ H. H. Kindsvater                                                            Vice Chairman of the Board,              March 29, 2010

H. H. Kindsvater                                                                  Director

/s/Linda Cooper                                                                   Director                                                 March 29, 2010

Linda Cooper

/s/Richard Malooly                                                             Director                                                  March 29, 2010

Richard Malooly

/s/Richard Vanderpool                                                        Director                                                 March 29, 2010

Richard Vanderpool

/s/Thomas Woodbury                                                        Director                                                 March 29, 2010

Thomas Woodbury, D.O.

/s/Jeanette Young                                                               Director  and Corporate                       March 29, 2010

Jeanette Young                                                                    Secretary