Form 10-Q
period 2010-03-31
Chino Commercial Bancorp
filed 2010-05-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                                                                                                       (Do not check if a

                                                                                                             Smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☑ No

On April 27, 2010, there were 696,461 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$10,355,204	$3,089,300

Interest-bearing deposits in other banks	26,672,252	25,433,602
Investment securities available for sale	5,237,643	5,567,855
Investment securities held to maturity (fair value approximates
$2,142,000 at March 31, 2010 and $2,332,000 at December 31, 2009)	2,091,784	2,291,962
Total investments	34,001,679	33,293,419
Loans
Real estate	50,339,110	50,931,354
Commercial	9,312,613	9,621,310
Installment	815,799	855,564
Gross loans	60,467,522	61,408,228
Unearned fees and discounts	(18,866)	(17,887)
Loans net of unearned fees and discount	60,448,656	61,390,341
Allowance for loan losses	(1,394,095)	(1,277,526)
Net loans	59,054,561	60,112,815

Accrued interest receivable	314,916	326,206
Restricted stock	677,650	677,650
Fixed assets, net	3,374,367	3,100,183
Other real estate owned	0	24,861
Prepaid & other assets	3,020,132	2,956,242
Total assets	$110,798,509	$103,580,676

LIABILITIES:
Deposits
Non-interest bearing	$37,405,737	$35,872,495
Interest Bearing
NOW and money market	34,751,517	31,148,654
Savings	1,178,593	1,003,290
Time deposits less than $100,000	7,503,819	6,722,558
Time deposits of $100,000 or greater	19,600,618	17,541,461
Total deposits	100,440,284	92,288,458

Accrued interest payable	147,392	125,823
Borrowings from Federal Home Loan Bank (FHLB)	0	994,000
Accrued expenses & other payables	649,009	612,667
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	104,329,685	97,113,948
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 697,961 shares and 699,061 shares at March 31,
2010 and December 31, 2009, respectively.	2,466,649	2,498,664
Retained earnings	3,926,192	3,884,907
Accumulated other comprehensive income	75,983	83,157
Total stockholders' equity	6,468,824	6,466,728
Total liabilities & stockholders' equity	$110,798,509	$103,580,676

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
	March 31,
	2010	2009
Interest income
Investment securities and due from banks	$168,592	$217,282
Interest on Federal funds sold	0	34
Interest and fee income on loans	1,076,447	891,357
Total interest income	1,245,039	1,108,673
Interest expense
Deposits	241,283	235,008
Interest on Federal funds purchased	0	113
Interest on FHLB borrowings	30	290
Other borrowings	50,963	50,963
Total interest expense	292,276	286,374
Net interest income	952,763	822,299
Provision for loan losses	263,685	16,151
Net interest income after
provision for loan losses	689,078	806,148
Non-interest income
Service charges on deposit accounts	267,641	212,961
Other miscellaneous income	6,083	9,601
Dividend income from restricted stock	3,137	8,160
Income from bank-owned life insurance	16,974	16,730
Total non-interest income	293,835	247,452
General and administrative expenses
Salaries and employee benefits	524,022	488,695
Occupancy and equipment	85,848	77,612
Data and item processing	80,040	73,481
Advertising and marketing	13,818	15,874
Legal and professional fees	45,016	45,065
Regulatory Assessments	52,193	28,028
Insurance	8,941	7,784
Directors' fees and expenses	17,323	18,207
Other expenses	101,725	115,828
Total general & administrative expenses	928,926	870,574
Income before income tax expense	53,987	183,026
Income tax expense	12,702	63,757
Net income	$41,285	$119,269
Basic earnings per share	$0.06	$0.17
Diluted earnings per share	$0.06	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2008 (audited)	708,420	$2,617,542	$3,534,236	$28,975	$6,180,753
Comprehensive income:
Net income			350,671		350,671
Change in unrealized gain in securities
available for sale, net of tax				54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including
tax benefit	7,426	59,622			59,622
Stock repurchased and retired	(16,785)	(178,500)			(178,500)
Balance at December 31, 2009 (audited)	699,061	2,498,664	3,884,907	83,157	6,466,728
Comprehensive income:
Net income			41,285		41,285
Change in unrealized income (loss) on
securities available for sale, net of tax				(7,174)	(7,174)
Total comprehensive income					34,111

Exercise of stock options, including
tax benefit	4,500	50,236			50,236
Stock repurchased and retired	(5,600)	(82,250)			(82,250)
Balance at March 31, 2010 (unaudited)	697,961	$2,466,650	$3,926,192	$75,983	$6,468,825

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$41,285	$119,269
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	263,685	16,151
Depreciation and amortization	34,343	39,273
Net amortization of securities	(931)	(4,648)
Amortization of deferred loan (fees) costs	979	(9,060)
Gain on sale of other real estate owned	(149)	0
Deferred income tax	(3,322)	46
Net changes in:
Accrued interest receivable	11,290	(33,401)
Other assets	(57,017)	983
Accrued interest payable	21,569	37,654
Other liabilities	36,342	103,879
Net cash provided by operating activities	348,074	270,146

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	(1,238,650)	(4,962,729)
Activity in available for sale investment securities:
Purchases	0	(1,414,675)
Repayments and calls	322,739	1,617,840
Activity in held to maturity investment securities:
Repayments and calls	205,498	156,494
Loan originations and principal collections, net	793,590	732,705
Proceeds from sale of other real estate owned	25,010	64,924
Purchase of premises and equipment	(308,527)	0
Net cash provided (used) by investing activities	(200,340)	(3,805,441)

Cash Flows from Financing Activities
Net increase in deposits	8,151,826	7,642,731
Net decrease in FHLB borrowings	(994,000)	(2,400,000)
Proceeds from the exercise of stock options	42,594	51,981
Payments for stock repurchases	(82,250)	(118,018)
Net cash provided (used) by financing activities	7,118,170	5,176,694
Net increase in cash and cash equivalents	7,265,904	1,641,399

Cash and Cash Equivalents at Beginning of Period	3,089,300	3,877,897
Cash and Cash Equivalents at End of Period	$10,355,204	$5,519,296

Supplemental Information
Interest paid	$270,707	$248,720
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated in March 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the “Bank”) effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs, will generally be paid from dividends paid to the Company by the Bank.

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to Accounting Standards Codification 810, Consolidation, Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

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

Note 2 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Note 3 – Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of March 31, 2010.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that is critical to an understanding of the Company’s financial statements due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions. This policy relates to the methodology that determines the Company’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at March 31, 2010 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at March 31, 2010 and December 31, 2009 – Allowance for Loan Losses” included elsewhere herein.

Note 4 – Recent Accounting Pronouncements:

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

 In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements became effective on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In June 2009, the FASB issued ASU 2009-16 (formerly Statement of Financial Accounting Standards (SFAS) No. 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  ASU 2009-16 amends the de-recognition accounting and disclosure guidance relating to SFAS No. 140.  ASU 2009-16 eliminates the exemption from consolidation for qualifying special purpose entities (QSPEs), and requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with ASU 2009-16.  It also amends the sale recognition rules for sales of participating interests in loans. ASU 2009-16 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The adoption of ASU 2009-16 on January 1, 2010 did not have a significant impact on the Company’s financial condition, results of operations, or disclosures.

In June 2009, the FASB issued ASU 2009-17 (formerly SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Statement amends ASC Topic 810, Consolidation to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement, which became effective for the Company on January 1, 2010, did not have an impact on its consolidated financial statements as the Company has no interests in any variable interest entities.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated, as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at March 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,227	$17,417	$-	$760,644
Mortgage-backed securities	4,356,556	122,105	(1,662)	4,476,999
	$5,099,783	$139,522	$(1,662)	$5,237,643

Securities held to maturity:
Municipal bonds	$436,523	$3,009	$-	$439,532
Mortgage-backed securities	1,525,076	44,185	0	1,569,261
Corporate	130,185	2,871	0	133,056
	$2,091,784	$50,065	$-	$2,141,849

The amortized cost and fair value of investment securities as of March 31, 2010 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$-	$-	$-	$-
After 1 year through 5 years	0	0	130,185	133,056
After 5 years through 10 years	0	0	101,087	102,407
After 10 years through 17 years	743,227	760,644	335,436	337,125
Mortgage-backed securities	4,356,556	4,476,999	1,525,076	1,569,261
	$5,099,783	$5,237,643	$2,091,784	$2,141,849

Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities	968	177,882	695	92,721

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

At March 31, 2010, six securities have unrealized losses with aggregate depreciation of 0.6% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Note 6 – Subordinated Notes Payable to Subsidiary Trust

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

As of March 31, 2010 and 2009, accrued interest payable to the Trust amounted to $7,927 and $8,494, respectively. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended March 31, 2010 and 2009.

Note 7 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At March 31, 2010 and 2009, 108,405 shares were available for the grant of options. At March 31, 2010 and 2009, options covering 92,894 and 97,394 shares, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three months ended March 31, 2010 and 2009.

Note 8 - Earnings per share (EPS)

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$41,285	698,621	$0.06	$119,269	707,741	$0.17

Effect of dilutive shares:
assumed exercise of
outstanding options		38,575	0.00		16,261	(0.01)

Diluted earnings per share	$41,285	737,196	$0.06	$119,269	724,002	$0.16

Note 9 - Off-Balance-Sheet Commitments

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2010 and December 31, 2009, the Company had $5.9 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2010 and December 31, 2009, the Company had no unadvanced standby letters of credit.

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

Note 10 – Fair Value Measurement

Accounting Standards Codification 820, Fair Value Measurements (ASC 820), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale

Where quoted prices are available for identical assets in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities available for sale are considered to be Level 2 securities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	March 31,	Identical Assets	Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$5,237,643	$-	$5,237,643	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At March 31, 2010, there were no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by ASC 310-10-35, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent), or at the present value of expected cash flows. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

The following presents impaired loans measured at fair value on a non-recurring basis as of March 31, 2010.

		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	March 31,	Identical Assets	Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,414,884	$-	$-	$1,414,884

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less cost to sell on a nonrecurring basis. The Company had no OREO at March 31, 2010.

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not the financial instruments are recognized in the balance sheet at fair value or historical cost. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposit liabilities with a stated maturity date (time deposits) and for certificates of deposit in other banks are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

Fair Value of Financial Instruments

	March 31, 2010

	Carrying	Fair
Financial assets:	Amount	Value
Cash and due from banks	$10,355,204	$10,355,204
Interest-bearing deposits in other banks	26,672,252	26,751,317
Stock investments	677,650	677,650
Investment securities AFS	5,237,643	5,237,643
Investment securities HTM	2,091,784	2,141,849
Loans, net	59,054,561	59,538,824
Accrued interest receivable	314,916	314,916
Other Real Estate Owned	-	-
Bank owned life insurance**	1,696,846	1,696,846
Trups common securities **	93,000	101,176
** included in Prepaid & other assets
Financial liabilities:
Deposits	100,440,284	100,518,815
Subordinated note payable to subsidiary trust	3,093,000	3,364,911
Accrued interest payable	147,392	147,392

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months ended March 31, 2010 and 2009, and the consolidated financial condition of the Company as of March 31, 2010 and December 31, 2009.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2009 Annual Report on Form 10-K.

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

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2010 was $41,285 compared with $119,269 for the quarter ended March 31, 2009, a decrease of 65.4%. Basic and diluted earnings per share for the first quarter of 2010 were $0.06 and $0.06, compared to $0.17 and $0.16 for the first quarter of 2009. The Company’s annualized return on average equity was 2.56% and annualized return on average assets was 0.15% for the quarter ended March 31, 2010, compared to a return on equity of 7.66% and a return on assets of 0.57% for the quarter ended March 31, 2009. The primary reasons for the change in net income during the first quarter of 2010 are as follows:

•         The provision for loan losses was $263,685 for the first quarter of 2010, an increase of $247,534, compared to $16,151 for the three months ended March 31, 2009, in part due to the increase in nonperforming loans. The Company increased its loan loss provision during the first quarter of 2010 due to credit quality concerns stemming from deteriorated economic conditions, continued weakness in the real estate sector, and the increase in charged-off loans (see below).

•         The net interest margin declined from 4.45% to 4.13%, due principally to a drop in the interest rates on interest earning assets, and an increase in the ratio of interest bearing deposits to total deposits. As a result of a 25.0% increase in average earning assets, net interest income increased 15.9% or $130,464 to $952,763 for the first quarter of 2010 compared to $822,299 for the first quarter of 2009.

•         Service charges on deposits increased by $54,680 or 25.7% for the first quarter of 2010 compared to the first quarter of 2009, due to increased analysis charges and returned item charges.

•         Salaries and employee benefits expense increased by 7.2% or $35,327 during the three months ended March 31, 2010 compared to the same period in 2009, due to increased staff in anticipation of opening the Rancho Cucamonga office in April 2010.

•         Regulatory assessments increased by $24,165 to $52,193 for the first quarter of 2010 compared to $28,028 for the first quarter of 2009, due to increased deposits and increased assessment rates.

Financial Condition Summary

The Company’s total assets were $110.8 million at March 31, 2010, an increase of $7.2 million, or 7.0%, compared to total assets of $103.6 million at December 31, 2009. The most significant changes in the Company’s consolidated balance sheet during the first quarter of 2010 are outlined below:

  Total deposits increased from $92.3 million on December 31, 2009 to $100.4 million on March 31, 2010, an 8.8% increase. Interest-bearing deposits increased to $63.0 million at March 31, 2010, an increase of $6.6 million or 11.7% from December 31, 2009.
  Total non-interest bearing deposits increased from $35.9 million at December 31, 2009 to $37.4 million at March 31, 2010, a 4.3% increase in the first quarter. The ratio of non-interest bearing deposits to total deposits declined from 38.9% at December 31, 2009 to 37.2% at March 31, 2010 as the Company continues to focus on attracting new customers through competitive rates on interest-bearing deposit accounts.
  The Company experienced a slight decrease in interest-earning assets of 0.2% to $94.5 million in the first quarter of 2010, primarily in gross loans which decreased to $60.4 million at March 31, 2010, compared to $61.4 million at December 31, 2009.
  Nonperforming assets were comprised of four loans totaling $1.4 million at March 31, 2010, compared to five loans totaling $1.5 million at December 31, 2009.

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

Net Interest Income and Net Interest Margin

For the quarter ended March 31, 2010, net interest income increased to $952,763, an increase of 15.9% over the comparable quarter in 2009. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin, and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2010 and 2009. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(unaudited)

	For the three months ended			For the three months ended
	March 31, 2010			March 31, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$61,213	$1,076	7.13%	$48,886	$891	7.39%
U.S. government agencies securities	0	0	0.00%	1,167	11	3.77%
Mortgage-backed securities	6,152	60	3.96%	7,784	85	4.44%
Other securities & Due from banks time	26,252	109	1.68%	17,004	121	2.89%
Federal funds sold	0	0	0.00%	64	0	0.21%
Total interest-earning assets	93,617	$1,245	5.39%	74,905	$1,108	6.00%
Non-interest earning assets	14,413			9,252
Total assets	$108,030			$84,157

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$32,450	$134	1.67%	$28,838	$163	2.29%
Savings	1,041	1	0.26%	992	1	0.24%
Time deposits < $100,000	7,109	30	1.72%	4,110	26	2.53%
Time deposits equal to or > $100,000	18,457	76	1.68%	6,757	45	2.77%
Federal funds purchased	0	0	4.06%	36	0	1.28%
Other borrowings	103	0	0.12%	575	0	0.20%
Subordinated debenture	3,093	51	6.68%	3,093	51	6.68%
Total interest-bearing liabilities	62,253	$292	1.90%	44,401	$286	2.62%
Non-interest bearing deposits	38,507			32,651
Non-interest bearing liabilities	810			880
Stockholders' equity	6,460			6,225
Total liabilities & stockholders' equity	$108,030			$84,157

Net interest income		$953			$822

Net interest spread [2]			3.49%			3.38%
Net interest margin [3]			4.13%			4.45%

1 Net amortization of loan fees (costs) are included in the calculation of interest income. Loan fees (costs) were approximately ($1,860) for the three months ended March 31, 2010, compared to $9,060 for the three months ended March 31, 2009. Loans are net of deferred fees and related direct costs.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days in reporting period and based on actual days in the reporting year.

Rate/Volume Analysis

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the volume variance and the rate variance.

Volume and Rate Variances

	For the quarter ended
	March 31
	2010 vs. 2009
	Increase (Decrease) Due to
	($ in thousands)
	Volume	Rate	Net

Interest-earnings assets
Loans	$219	($34)	$185
Securities of U.S. government agencies	(5)	(6)	(11)
Mortgage-backed securities	(17)	(8)	(25)
Other securities & Due from banks time	50	(62)	(12)
Total interest-earning assets	247	(110)	137

Interest-bearing liabilities
Money market & NOW	18	(47)	(29)
Time deposits < $100,000	15	(11)	4
Time deposits equal to or > $100,000	55	(24)	31
Total interest-bearing liabilities	88	(82)	6
Change in net interest income	$159	($28)	$131

As shown above, the pure volume variance positively impacted net interest income by $159,000 in the first quarter of 2010 relative to the same period of 2009, while the rate variance negatively impacted net interest income by $28,000 for the same comparative period.

The net interest margin was 4.13% for the three months ended March 31, 2010, compared to 4.45% for the same period in 2009 due principally to a drop in the interest rates and an increase in the ratio of interest bearing deposits to total deposits.

Average loans increased $12.3 million or 25.2% for the first quarter of 2010 compared with the same period of 2009. Interest and fee income on loans increased $185,000. The increase in average loans resulted in approximately $219,000 increase in interest income from loans, while the decrease in interest rate resulted in approximately $34,000 decrease in income. The average yield on loans declined from 7.39% for the quarter ended March 31, 2009 to 7.13% for the quarter ended March 31, 2010.

Income from investment securities and time deposits due from banks for the quarter ended March 31, 2010 decreased by $48,690, or 22.4% in comparison to the quarter ended March 31, 2009. The primary contributing factor to this decrease was the decrease in the interest rate on due from banks time of 1.21%. The volume increase in investment securities and time deposits due from banks caused an increase in interest income of approximately $28,000, while the decreased rate negatively impacted income by approximately $76,000.

Average interest bearing liabilities increased $17.9 million or 40.2% in the first quarter of 2010, compared to the first quarter of 2009. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers, resulting in increases in money market and time account balances. The increase in average interest bearing deposits resulted in approximately a $88,000 increase in interest expense which was mostly offset by a decrease of approximately $82,000 resulting from a decline in rates in the first quarter of 2010, compared to the first quarter of 2009.

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

The provision for loan losses was $263,685 for the three months ended March 31, 2010, compared to $16,151 for the three months ended March 31, 2009. Principal losses resulted in the charge-off of three loans for a total of $147,910 in the first quarter of 2010. The Company received a recovery of $793 from a previously charged-off overdraft. The allowance for loan losses was $1,394,095 or 2.31% of gross loans receivable at March 31, 2010, compared to $1,277,526 or 2.08% at December 31, 2009 and $718,762 or 1.47% at March 31, 2009. The Company increased its loan loss provision during the first quarter of 2010 due to credit quality concerns stemming from deteriorated economic conditions, increased weakness in the real estate sector, and the increase in charged-off loans. At March 31, 2010, the Company had four nonperforming loans totaling $1.4 million, or 2.34% of total loans, compared to five nonperforming loans totaling $1.5 million, or 2.47% of total loans at December 31, 2009. At March 31, 2009, the Company had no nonperforming loans.

The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $293,835 for the three months ended March 31, 2010, compared to $247,452 for the three months ended March 31, 2009. Total annualized non-interest income as a percentage of average earning assets remained at 1.3% for the three months ended March 31, 2010 and March 31, 2009. Although non-interest income increased in the first quarter of 2010, average earning assets also increased in the first quarter of 2010 compared to the same period of 2009.

The following table sets forth the Company’s non-interest income for the three months ended March 31, 2010 and 2009:

	Non-Interest Income for the three months
	ended March 31,
	2010		2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Service charges on
deposit accounts	$ 268	91.0%	$ 212	86.0%
Other miscellaneous
income	6	2.1%	10	3.9%
Dividend income
from restricted stock	3	1.1%	8	3.3%
Income from bank
owned life insurance	17	5.8%	17	6.8%
Total non-interest
income	$ 294	100.0%	$ 247	100.0%
As a percentage of
average earning assets		1.3%		1.3%

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposits increased by $54,680 or 25.7% for the first quarter of 2010 compared to the first quarter of 2009, due to increases in volume subject to analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2010 and 2009:

	Non-Interest Expense for the quarter ended
	March 31
	2010		2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)

Salaries and employee benefits	$ 524	56.4%	$ 489	56.2%
Occupancy and equipment	86	9.3%	78	9.0%
Data and item processing	80	8.6%	73	8.4%
Deposit products and services	22	2.4%	23	2.6%
Legal and other professional fees	45	4.8%	45	5.2%
Regulatory assessments	52	5.6%	28	3.2%
Advertising and marketing	14	1.5%	16	1.8%
Directors’ fees and expenses	17	1.8%	18	2.1%
Printing and supplies	15	1.6%	9	1.0%
Telephone	9	1.0%	7	0.8%
Insurance	9	1.0%	8	0.9%
Reserve for undisbursed lines of credit	6	0.6%	2	0.2%
Other expenses	50	5.4%	75	8.6%
Total non-interest expenses	$ 929	100.0%	$ 871	100.0%
Non-interest expense as a
percentage of average earning assets		4.0%		4.6%
Efficiency ratio		74.5%		81.4%

Although non-interest expenses increased, total annualized non-interest expenses as a percentage of average assets decreased to 4.0% from 4.6% for the three months ended March 31, 2010, compared to three months ended March 31, 2009 due to the increase in average earning assets. Average earning assets were $93.6 million and $74.9 million the quarters ended March 31, 2010 and 2009, respectively. The efficiency ratio decreased in the most recent three-month period to 74.5%, compared to 81.4% for the same period in 2009 due to economies of scale arising from growth in earning assets.

Non-interest expenses were $928,926 for the three months ended March 31, 2010, compared to $870,574 for the three months ended March 31, 2009. The largest component of general and administrative expenses was salary and employee benefits expense of $524,022 for the first quarter of 2010, compared to $488,695 for the three months ended March 31, 2009. The increase in salaries and benefits expenses was reflective of increased staff in anticipation of the opening of the Bank’s third branch in Rancho Cucamonga which opened in April 2010.

Regulatory assessments increased by $24,165 to $52,193 for the first quarter of 2010 compared to $28,028 for the first quarter of 2009, due to increased deposits and increased assessment rates.

Another component of non-interest expense that affected the increase was occupancy expense which included property taxes and common area expenses of the Rancho Cucamonga office as it was readied for the April 2010 opening.

Provision for Income Taxes

The tax provision was $12,702 for the quarter ended March 31, 2010, representing approximately 23.5% of pre-tax income for the first quarter. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits. The tax provision was $63,757 for the quarter ended March 31, 2009, representing approximately 34.8% of pre-tax income for the first quarter. Of the $53,987 in pre-tax income in the first quarter ended March 31, 2010, approximately $29,000 was tax exempt. Tax exempt income consisted of approximately $17,000 from Bank owned life insurance and $12,000 from municipal bond income.

Financial Condition

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General

Total assets increased by 7.0% from $103.6 million to $110.8 million between December 31, 2009 and March 31, 2010, due to an increase in deposit balances which in turn increased cash and due from banks. Although approximately 13% of the deposits are related to a number of the Company’s customers that are engaged in real estate related activities, the vast majority of the Company’s growth in deposits was from other companies and individuals unrelated to the real estate industry. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to offset any potential reductions related to the real estate market and more fully leverage the Company’s capital.

Loan Portfolio

During the three months ended March 31, 2010, the Company’s loan portfolio, net of unearned loan fees, decreased by $941,685 to $60.4 million at March 31, 2010, compared to $61.4 million at December 31, 2009. The Company experienced moderate declines in balances of real estate secured, commercial, and installment loans. The largest loan category at March 31, 2010 was real estate loans, which consist of commercial and consumer real estate loans, and represent 83.3% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2010 was commercial loans, constituting 15.4% of the loan portfolio. The composition of the Company’s loan portfolio at March 31, 2010 and December 31, 2009 is set forth below:

	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage

Real estate	$ 50,339	83.3%	$ 50,931	82.9%
Commercial	9,313	15.4%	9,621	15.7%
Installment	816	1.3%	856	1.4%
Gross loans	$ 60,468	100.0%	$ 61,408	100.0%

The average yield on the loan portfolio as of March 31, 2010 was 7.13% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At March 31, 2010, approximately 69.1% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2010 and December 31, 2009, the Company had $5.9 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company.  At March 31, 2010 and December 31, 2009, the Company had no unadvanced standby letters of credit.

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

The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

	March 31	December 31	March 31
	2010	2009	2009
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Construction	$ -	$ -	$ -
Real estate	1,284	1,285	0
Commercial	131	209	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	1,415	1,494	0

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Construction	0	0	0
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0

TOTAL NONPERFORMING LOANS	1,415	1,494	0
OREO	0	25	588

TOTAL NONPERFORMING ASSETS	$ 1,415	$ 1,519	$ 588
Nonperforming loans as a percentage of total loans [3]	2.34%	2.43%	n/a
Nonperforming assets as a percentage of total loans and OREO	2.34%	2.47%	1.19%
Allowance for loan losses to nonperforming assets	98.52%	84.10%	122.20%
Allowance for loan losses	$ 1,394	$ 1,278	$ 718

[1]Additional interest income of approximately $11,080, $16,800, and $0 respectively, would have been recorded for the periods ended March 31, 2010, December 31, 2009, and March 31, 2009 if the loans had been paid or accrued in accordance with original terms.

[2]Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower. Restructured loans that are on nonaccrual status are included in the "Non-Accrual Loans" portion of the table above.

[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At March 31, 2010, the Company had no foreclosed property (OREO) and four loans on non-accrual status, one of which was restructured and partially charged off. The Company’s nonperforming assets at March 31, 2010 were 2.34% of the total loans and OREO. At December 31, 2009, the Company had one foreclosed property consisting of 1 remaining unit and five loans on non-accrual status, including the partially charged-off restructured loan. The Company’s nonperforming assets at December 31, 2009 were 2.47% of the total loans and OREO.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.1% to 3.0% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.03% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

The process of providing for loan losses involves judgmental discretion, and ultimate losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio but which have not yet been identified. The Company therefore attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,394,095 at March 31, 2010, $1,277,526 at December 31, 2009, and $718,762 at March 31, 2009. The ratios of the allowance for loan losses to total loans at March 31, 2010, December 31, 2009, and March 31, 2009 were 2.31%, 2.08%, and 1.47% respectively.

The table below summarizes, as of and for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	As of and for the
	Quarter Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Balances:	($ in thousands)
Average total loans
outstanding during period	$ 61,213	$ 48,886	$ 56,450
Total loans outstanding
at end of the period	$ 60,468	$ 49,034	$ 61,408
Allowance for loan losses:
Balance at the beginning of period	$ 1,278	$ 702	$ 702
Provision charged to expense	264	16	779
Charge-offs
Construction loans	0	0	0
Commercial loans	148	0	203
Commercial real estate loans	0	0	0
Installment loans	0	0	2
Total	148	0	205
Recoveries
Construction loans	0	0	0
Commercial loans	0	0	2
Commercial real estate loans	0	0	0
Installment loans	0	0	0
Total	0	0	2
Net loan chage-offs
(recoveries)	148	0	203
Balance	$ 1,394	$ 718	$ 1,278

Ratios:
Net loan charge-offs to average total loans	0.24%	0.00%	0.36%
Allowance for loan losses to total loans at the end of the period	2.31%	1.47%	2.08%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	10.55%	n/a	15.96%
Net loan charge-offs (recoveries) to Provision for loan losses	55.79%	n/a	26.18%
Allowance for loan losses to non-performing loans	98.53%	n/a	85.52%

While Management believes that the amount of the allowance at March 31, 2010 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2010 was $7.4 million having a tax equivalent yield of 4.27%. This compares to an investment portfolio of $7.9 million at December 31, 2009 having a 4.32% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2010 was mortgage-backed securities. At March 31, 2010, approximately 58% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 437	$ 440	$ 437	$ 439
Mortgage-backed securities	1,525	1,569	1,725	1,760
Corporate bonds	130	133	130	133
Total held to maturity	2,092	2,142	2,292	2,332

Available for sale:
Federal agency	0	0	0	0
Municipal	761	761	754	754
Mortgage-backed securities	4,477	4,477	4,814	4,814
Corporate bonds	0	0	0	0
Total available for sale	5,238	5,238	5,568	5,568
Total	$ 7,330	$ 7,380	$ 7,860	$ 7,900

There were no material changes since December 31, 2009 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $8.2 million or 8.8% to $100.4 million at March 31, 2010 from $92.3 million at December 31, 2009 due to the increase in interest-bearing deposit balances and demand deposits. Interest-bearing deposits increased $6.6 million or 11.7% to $63.0 million at March 31, 2010 from $56.4 million at December 31, 2009. Demand deposits increased $1.5 million or 4.3% to $37.4 million at March 31, 2010 from $35.9 million at December 31, 2009. The ratio of non-interest bearing funds to total deposits was 37.2% at March 31, 2010 and 38.9% at December 31, 2009.

A comparative distribution of the Company’s deposits at March 31, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Composition

	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 37,406	37.2%	$ 35,872	38.9%
NOW	1,454	1.4%	1,579	1.7%
Savings	1,178	1.2%	1,003	1.1%
Money Market	33,297	33.2%	29,570	32.0%
Time Deposits < $100,000	7,504	7.5%	6,723	7.3%
Time Deposits > $100,000	19,601	19.5%	17,541	19.0%
	$ 100,440	100.0%	$ 92,288	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2010 and 2009 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” table appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2010 and December 31, 2009, the Company had deposits from related parties representing 4.7% and 5.5% of total deposits of the Company, respectively. Further, at March 31, 2010 and December 31, 2009, deposits from escrow companies represented 13.1% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2010 the Company had no FHLB advances or overnight borrowings outstanding, compared to $994,000 of FHLB borrowings outstanding at December 31, 2009. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $6.5 million at March 31, 2010 and at December 31, 2009. There was an overall increase of $2,096 due to the following transactions. A decrease resulted from stock repurchases totaling $82,250 under the Company’s stock repurchase program. The total shares repurchased during the first quarter of 2010 were 5,600. Options exercised increased stockholders’ equity by $50,236, while increasing outstanding stock by 4,500 shares. Net income increased retained earnings by $41,285. The change in the unrealized loss on investment securities decreased equity by $7,174 during the first quarter of 2010.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At March 31, 2010, the Company’s liquid assets totaled approximately $31.9 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 28.8%. At December 31, 2009, the Company’s liquid assets totaled approximately $34.1 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 32.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $25.8 million at March 31, 2010.

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

As discussed in Note 6 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 13.75% and 12.49%, respectively at March 31, 2010, compared to 14.01% and 12.75%, respectively at December 31, 2009. At March 31, 2010 and December 31, 2009, the Bank’s Leverage Capital Ratios were 8.65% and 8.94%, respectively. As of March 31, 2010 and December 31, 2009, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2010, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 14.02% and 11.47%, respectively, and its Leverage Capital ratio was 7.89%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	March 31, 2010	December 31, 2009	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	14.02%	14.32%	10.00%
Tier 1 capital to total risk-weighted assets	11.47%	11.73%	6.00%
Tier 1 leverage ratio	7.89%	8.23%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	13.75%	14.01%	10.00%
Tier 1 capital to total risk-weighted assets	12.49%	12.75%	6.00%
Tier 1 leverage ratio	8.65%	8.94%	5.00%

Presently, there are no outstanding commitments that would necessitate the use of material amounts of the Company’s capital.

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet so as to optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company calculates its repricing gap on a quarterly basis. It also performs an earnings simulation analysis and market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate exposures than those apparent in standard repricing gap analyses.

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 50% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.3%. At March 31, 2010, approximately 69.1% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 18.5% of all fixed rate loans at March 31, 2010 mature within twelve months.

Regarding the investment portfolio, a preponderance of the portfolio consists of fixed rate products with typical average lives of between three and five years. The mortgage-backed security portfolio receives monthly principal repayments which has the effect of reducing the securities’ average lives as principal repayment levels may exceed expected levels. Additionally, agency securities contain options by the agency to call the security, which would cause repayment prior to scheduled maturity.

Liability costs are generally based upon, but not limited to, U.S. Treasury interest rates and movements and rates paid by local competitors for similar products.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate gaps reported arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals. As of March 31, 2010, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Change in net interest income (in $000’s)	$ 147	$ 50	$ 275	$ 536
% Change	3.74%	1.27%	6.99%	13.62%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 200 basis points (“bp”). As of March 31, 2010, there has been no material change in interest rate risk since December 31, 2009.

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 50% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.3%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. If a higher deposit decay rate is used the decline in EVE becomes more severe, while the slope of the EVE simulations conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. This is because our net interest income simulations incorporate growth rather than runoff for aggregate non-maturity deposits.

The table below shows estimated changes in the Company’s EVE as March 31, 2010, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-200 bp	-100 bp	+100 bp	+200 bp

Changes in EVE (in $000's)	$ 2,834	$ 1,678	$ (955)	$(1,013)
% Change	25.3%	15.0%	-8.5%	-9.0%

The table shows a substantial increase in EVE as interest rates decline, and a corresponding decline as interest rates increase. Changes in EVE under varying interest rate scenarios are substantially different than changes in the Company’s net interest income simulations, due primarily to runoff assumptions in non-maturity deposits.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings  - None

Item 1A:  Risk Factors - Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On January 18, 2010, the Board of Directors authorized an extension and expansion of its current stock repurchase program (the “Repurchase Program”).Under this expansion, a total of $200,000 in repurchases of the Company’s common stock has been approved, and the expiration date of the Repurchase program has been extended from February 20, 2010 to February 18, 2011. This expansion was effective as of January 18, 2010.

The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the first quarter of 2010:

	January	February	March

Average per share price	$ 14.50	$ 15.50	$ -
Number of shares purchased as part of publicly announced plan or program	4,500	1,100	0
Cumulative shares repurchased under program	4,500	5,600	5,600
Maximum number of shares (or approximate dollar value) remaining for purchase under a plan or program	$ 156,240	$ 139,190	$ 139,190

Item 3:  Default of Senior Securities  - None

Item 4:  (Removed and Reserved)

Item 5:  Other Information  - None

Item 6:  Exhibits

3.1           Articles of Incorporation of Chino Commercial Bancorp (1)

3.2           Bylaws of Chino Commercial Bancorp (1)

10.1              2000 Stock Option Plan (filed herewith)

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

10.8              Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended (3)

10.9              Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee, and Chino Commercial Bancorp, as Issuer (3)

10.10           Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)

10.11           Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 (3)

10.12           Amendment to Salary Continuation Agreement for Dann H. Bowman (4)

10.13           Amendment to Salary Continuation Agreement for Roger Caberto (4)

11            Statement Regarding Computation of Net Income Per Share (5)

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

(2)     Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2009.

(3)     Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(4)     Incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2008.

(5)     The information required by this exhibit is incorporated from Note 7 of the Company’s Consolidated Financial Statements included herein.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2010                                                           CHINO COMMERCIAL BACORP

                                                                                                By: /s/ Dann H. Bowman

                                                                                                       Dann H. Bowman

                                                                                                       President and Chief Executive Officer

                                                                                                By: /s/ Sandra F. Pender

                                                                                                      Sandra F. Pender

                                                                                                      Senior Vice President, Chief Financial Officer

                                                                                                      and Chief Accounting Officer