Form 10-Q
period 2010-06-30
Chino Commercial Bancorp
filed 2010-08-13
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☑ No

On August 2, 2010, there were 751,890 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$ 7,693,126	$ 3,089,300

Interest-bearing deposits in other banks	18,488,252	25,433,602
Investment securities available for sale	5,054,160	5,567,855
Investment securities held to maturity (fair value approximates
$14,593,000 at June 30, 2010 and $2,332,000 at December 31, 2009)	14,334,413	2,291,962
Total investments	37,876,825	33,293,419
Loans
Real estate	49,502,555	50,931,354
Commercial	10,012,049	9,621,310
Installment	636,196	855,564
Gross loans	60,150,800	61,408,228
Unearned fees and discounts	(11,283)	(17,887)
Loans net of unearned fees and discount	60,139,517	61,390,341
Allowance for loan losses	(1,312,972)	(1,277,526)
Net loans	58,826,545	60,112,815

Accrued interest receivable	352,312	326,206
Restricted stock	660,450	677,650
Fixed assets, net	3,770,993	3,100,183
Other real estate owned	572,734	24,861
Prepaid & other assets	3,772,566	2,956,242
Total assets	$ 113,525,551	$ 103,580,676

LIABILITIES:
Deposits
Non-interest bearing	$ 39,703,648	$ 35,872,495
Interest Bearing
NOW and money market	36,766,160	31,148,654
Savings	1,266,675	1,003,290
Time deposits less than $100,000	7,194,017	6,722,558
Time deposits of $100,000 or greater	17,841,415	17,541,461
Total deposits	102,771,915	92,288,458

Accrued interest payable	158,856	125,823
Borrowings from Federal Home Loan Bank (FHLB)	0	994,000
Accrued expenses & other payables	681,984	612,667
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	106,705,755	97,113,948
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 751,890 shares and 699,061 shares at June 30, 2010 and December 31, 2009, respectively.

	2,800,822	2,498,664
Retained earnings	3,940,385	3,884,907
Accumulated other comprehensive income	78,589	83,157
Total stockholders' equity	6,819,796	6,466,728
Total liabilities & stockholders' equity	$ 113,525,551	$ 103,580,676

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2010	2009	2010	2009
Interest income
Investment securities and due from banks	$ 231,798	$ 204,323	$ 400,390	$ 421,605
Interest on Federal funds sold	0	22	0	56
Interest and fee income on loans	1,038,996	972,656	2,115,443	1,864,013
Total interest income	1,270,794	1,177,001	2,515,833	2,285,674
Interest expense
Deposits	241,982	231,387	483,265	466,395
Interest on Federal funds purchased	18	2	18	115
Interest on FHLB borrowings	521	316	551	606
Other borrowings	50,963	50,963	101,925	101,925
Total interest expense	293,484	282,668	585,759	569,041
Net interest income	977,310	894,333	1,930,074	1,716,633
Provision for loan losses	250,667	127,730	514,352	143,881
Net interest income after
provision for loan losses	726,643	766,603	1,415,722	1,572,752
Non-interest income
Service charges on deposit accounts	294,500	243,876	562,140	456,837
Other miscellaneous income	8,742	(2,547)	14,824	7,054
Dividend income from restricted stock	(1,679)	(5,346)	1,457	2,815
Income from bank-owned life insurance	17,366	16,725	34,341	33,455
Total non-interest income	318,929	252,708	612,762	500,161
General and administrative expenses
Salaries and employee benefits	570,428	443,780	1,094,450	932,475
Occupancy and equipment	105,622	78,672	191,470	156,283
Data and item processing	91,800	68,285	171,840	141,766
Advertising and marketing	15,063	17,919	28,881	33,792
Legal and professional fees	39,428	45,121	84,444	90,186
Regulatory Assessments	53,557	90,694	105,750	118,723
Insurance	9,050	7,660	17,992	15,444
Directors' fees and expenses	17,095	17,451	34,418	35,658
Other expenses	143,074	144,485	244,798	260,316
Total general & administrative expenses	1,045,117	914,067	1,974,043	1,784,643
Income before income tax expense (benefit)	455	105,244	54,441	288,270
Income tax expense (benefit)	(13,738)	31,715	(1,037)	95,472
Net income	$ 14,193	$ 73,529	$ 55,478	$ 192,798
Basic earnings per share	$ 0.02	$ 0.10	$ 0.08	$ 0.27
Diluted earnings per share	$ 0.02	$ 0.10	$ 0.08	$ 0.26

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2008 (audited)	708,420	$ 2,617,542	$ 3,534,236	$ 28,975	$ 6,180,753
Comprehensive income:
Net income			350,671		350,671
Change in unrealized gain in securities
available for sale, net of tax				54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including
tax benefit	7,426	59,622			59,622
Stock repurchased and retired	(16,785)	(178,500)			(178,500)
Balance at December 31, 2009 (audited)	699,061	2,498,664	3,884,907	83,157	6,466,728
Comprehensive income:
Net income			55,478		55,478
Change in unrealized income (loss) on
securities available for sale, net of tax				(4,568)	(4,568)
Total comprehensive income					50,910

Exercise of stock options, including
tax benefit	82,541	733,195			733,195
Stock repurchased and retired	(29,712)	(431,037)			(431,037)
Balance at June 30, 2010 (unaudited)	751,890	$ 2,800,822	$ 3,940,385	$ 78,589	$ 6,819,796

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$ 55,478	$ 192,798
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	514,352	143,881
Depreciation and amortization	84,737	76,877
Net amortization of securities	6,272	(8,743)
Amortization of deferred loan (fees) costs	(6,604)	(44,379)
Gain on sale of other real estate owned	(149)	0
Deferred income tax expense (benefit)	(302,963)	50,472
Net changes in:
Accrued interest receivable	(26,106)	(13,808)
Other assets	(346,648)	61,820
Accrued interest payable	33,033	67,105
Other liabilities	69,317	30,187
Net cash provided by operating activities	80,719	556,210

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	6,945,350	(5,707,089)
Activity in available for sale investment securities:
Purchases	0	(1,414,675)
Repayments and calls	515,421	3,245,985
Activity in held to maturity investment securities:
Repayments and calls	(12,048,803)	385,825
Purchase of stock investments, restricted	17,200	0
Loans purchased	0	(6,355,679)
Loan originations and principal collections, net	205,788	(942,347)
Proceeds from sale of other real estate owned	25,010	227,050
Purchase of premises and equipment	(755,547)	(707)
Net cash used by investing activities	(5,095,581)	(10,561,637)

Cash Flows from Financing Activities
Net increase in deposits	10,483,457	13,019,321
Net decrease in FHLB borrowings	(994,000)	(2,400,000)
Proceeds from the exercise of stock options	560,268	51,981
Payments for stock repurchases	(431,037)	(144,750)
Net cash used provided by financing activities	9,618,688	10,526,552
Net increase in cash and cash equivalents	4,603,826	521,125

Cash and Cash Equivalents at Beginning of Period	3,089,300	3,877,897
Cash and Cash Equivalents at End of Period	$ 7,693,126	$ 4,399,022

Supplemental Information
Interest paid	$ 552,726	$ 501,936
Income taxes paid	$ 129,000	$ 45,000
Loans transferred to other real estate owned	$ 572,734	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to the Accounting Standards codification 810, Consolidation, Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

The Company’s Administrative Offices are located at 14345 Pipeline Avenue, Chino, California and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates three full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California and on April 5, 2010 the Bank opened its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally-managed, independently-operated bank.

On July 2, 2010, the Company acquired property at 14245 Pipeline Avenue, Chino, California for $2.2 million to be used as its main branch and administrative offices. The renovations are estimated to be completed by November 1, 2010, at which time the Bank will move from an approximately 6,950 square feet leased building to a permanent location with approximately 17,600 square feet.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information, which is unaudited, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Critical Accounting Policies:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of June 30, 2010.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that is critical to an understanding of the Company’s financial statements due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions. This policy relates to the methodology that determines the Company’s allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at June 30, 2010 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at June 30, 2010 and December 31, 2009 – Allowance for Loan Losses” included elsewhere herein.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated, as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at June 30, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$ 743,253	$ 20,155	$ -	$ 763,408
Mortgage-backed securities	4,169,317	121,850	(415)	4,290,752
	$ 4,912,570	$ 142,005	$ (415)	$ 5,054,160

Securities held to maturity:
Municipal bonds	$ 435,955	$ 2,952	$ -	$ 438,907
Federal agency	2,500,000	40,049	0	2,540,049
Mortgage-backed securities	11,268,209	212,771	0	11,480,980
Corporate	130,249	2,862	0	133,111
	$ 14,334,413	$ 258,634	$ -	$ 14,593,047

The amortized cost and fair value of investment securities as of June 30, 2010 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$ -	$ -	$ -	$ -
After 1 year through 5 years	0	0	130,249	133,111
After 5 years through 10 years	0	0	2,601,072	2,642,175
After 10 years through 17 years	743,253	763,408	334,883	336,781
Mortgage-backed securities	4,169,317	4,290,752	11,268,209	11,480,980
	$ 4,912,570	$ 5,054,160	$ 14,334,413	$ 14,593,047

Information pertaining to securities with gross unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities	56	36,083	358	28,266

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

At June 30, 2010, three securities have unrealized losses with aggregate depreciation of 0.6% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

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

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (0.534% at June 30, 2010) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of June 30, 2010 and 2009, accrued interest payable to the Trust amounted to $8,494. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended June 30, 2010 and 2009 and $101,925 for each of the half years ended June 30, 2010 and 2009.

Note 7 – Stock Based Compensation

Under the Company’s stock option plan, the Company may grant incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. At June 30, 2010 and 2009, 108,405 shares were available for the grant of options. At June 30, 2010 and 2009, options covering 14,853 and 97,394 shares, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and six months ended June 30, 2010 and 2009.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended June 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 14,193	701,894	$ 0.02	$ 73,529	702,735	$ 0.10

Effect of dilutive shares:
assumed exercise of
outstanding options		3,740	0.00		29,246	0.00

Diluted earnings per share	$ 14,193	705,634	$ 0.02	$ 73,529	731,981	$ 0.10

	Earnings per share Calculation
	For the six months ended June 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 55,478	700,257	$ 0.08	$ 192,798	705,238	$ 0.27

Effect of dilutive shares:
assumed exercise of
outstanding options		3,616	0.00		23,502	(0.01)

Diluted earnings per share	$ 55,478	703,873	$ 0.08	$ 192,798	728,740	$ 0.26

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2010 and December 31, 2009, the Company had $5.2 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At June 30, 2010 and December 31, 2009, the Company had no unadvanced standby letters of credit.

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

Note10 – Fair Value Measurement

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$ 5,054,160	$ -	$ 5,054,160	$ -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At June 30, 2010, there were no loans held for sale.

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

Impaired loans that are not collateral dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since fair value of these loans is based on management’s own projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

The following presents impaired loans measured at fair value on a non-recurring basis as of June 30, 2010.

		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$ 2,283,232	$ -	$ -	$ 2,283,232

Other Real Estate Owned

Real estate acquired through foreclosure or other proceedings (other real estate owned) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Other real estate owned is categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, Other real estate owned is categorized under Level 2 if their values are based solely on appraisals.

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis during the period.

		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Other real estate owned net
of valuation allowance	$ 572,734	$ -	$ -	$ 572,734

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

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposit liabilities with a stated maturity date (time deposits) and for certificates of deposit in other banks are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table:

Fair Value of Financial Instruments

	June 30, 2010

	Carrying	Fair
Financial assets:	Amount	Value
Cash and due from banks	$ 7,693,126	$ 7,693,126
Interest-bearing deposits in other banks	18,488,252	18,536,143
Stock investments	660,450	660,450
Investment securities AFS	5,054,160	5,054,160
Investment securities HTM	14,334,413	14,593,047
Loans, net	58,826,545	58,826,970
Accrued interest receivable	352,312	352,312
Bank owned life insurance	1,714,212	1,714,212
Trups common securities **	93,000	99,391
** part of Prepaid & other assets
Financial liabilities:
Deposits	102,771,915	102,822,420
Subordinated Debenture	3,093,000	3,305,538
Accrued interest payable	158,856	158,856

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and six months ended June 30, 2010 and 2009, and the financial condition of the Company as of June 30, 2010 and December 31, 2009.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2009 Annual Report on Form 10-K.

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company’s operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the SEC’s rules and regulations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2010 compared to second quarter 2009

Net income for the quarter ended June 30, 2010 was $14,193 compared with $73,529 for the quarter ended June 30, 2009, a decline of 80.7%. Basic and diluted earnings per share for the second quarter of 2010 were $0.02, compared to $0.10 for the second quarter of 2009. The Company’s annualized return on average equity was 0.88% and annualized return on average assets was 0.05% for the quarter ended June 30, 2010, compared to a return on average equity of 4.76% and a return on assets of 0.32% for same quarter in 2009. The primary reasons for the change in net income during the second quarter of 2010 are as follows:

•         The provision for loan losses increased to $250,667 during the second quarter of 2010, an increase of $122,937 or 96.2%, as compared to $127,730 for the three months ended June 30, 2009. Net loan charge- offs increased $331,790 for the relative periods. The increase in the provision was also related to an increase in nonperforming loans from zero at June 30, 2009 to $2.3 million at June 30, 2010 (see “Non-Performing Assets,” below).

•         Net interest income increased $82,977, or 9.3%, due principally to increases in average balances in investment securities and loans. The net interest margin declined from 4.39% to 3.88%, due principally to a drop in the interest rates on interest earning assets and an increase in the ratio of interest bearing deposits to total deposits.

•         Total non-interest income increased 66,221, or 20.8%, due primarily to increased service charges on deposit accounts. This increase was caused by an increase in the volume of deposit transactions subject to analysis charges and returned item charges.

•         Salaries and employee benefits increased $126,648, or 28.5%, to $570,428 for the second quarter of 2010 compared to the same period of 2009 due principally to an increase in staff for the new Rancho Cucamonga branch. Capitalized loan costs decreased $13,000 from a $40,000 salary reduction in 2009 to a $27,000 salary reduction for the second quarter of 2010.

•         Regulatory assessments decreased in the second quarter of 2010 by $37,137 compared to the second quarter of 2009. The substantial decrease was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000 in the second quarter of 2009.

First half of 2010 compared to the first half of 2009

Net income for the six months ended June 30, 2010 was $55,478 compared with $192,798 for the first six months of 2009, a decrease of 71.2%. Basic and diluted earnings per share for the six months ended June 30, 2010 were $0.08, compared to $0.27 and $0.26, respectively, for the same period in 2009. Annualized return on average equity was 1.72% and a return on assets of 0.10%, compared to a return on equity of 6.23% and a return on assets of 0.44% for the same period in 2009. The primary reasons for the change in net income during the first half of 2010 are as follows:

•         The provisions for loan losses increased $370,471 or 257.5% for the six months ended June 30, 2010. As a result, the allowance for loan losses was 2.19% of total loans at June 30, 2010 compared to 1.48% at June 30, 2009 and 2.08% at December 31, 2009. Net loan charge- offs increased $479,108 for the relative periods. The increase in the provision was also related to an increase in nonperforming loans from zero at June 30, 2009 to $2.3 million at June 30, 2010 (see “Non Performing Assets”, below).

•         Net interest income increased $213,411, or 12.4%, from $1.7 million for the six months ended June 30, 2009 to $1.9 million for the same period in 2010. The net interest margin declined from 4.42% to 3.94%, due principally to a drop in the interest rates on interest earning assets and an increase in interest bearing deposits to total deposits.

•         Total non-interest income increased $112,601, or 22.5%, to $612,762 for the six months ended June 30, 2010 compared to $500,161 for the same period in 2009. The main contributor to the increase was service charge income which increased by $105,303 or 23.1% for the first half of 2010, due to an increase in volume of deposit transactions subject to analysis charges and returned item charges.

•         For the six months ended June 30, 2010 salaries and benefits increased $161,975 or 17.4% as compared with the first half of 2009. This was due to primarily to an increase in staff from 25 to 31 full-time equivalent employees which was necessary to staff and support the new Rancho Cucamonga branch

•         Occupancy and equipment and data and item processing expenses increased 22.5% and 21.2%, respectively, comparing six months ended June 30, 2010 with the same period in the prior year due to the opening of the Rancho Cucamonga branch. Occupancy and equipment was $191,470 for the first half of 2010 compared to $156,283 in the first half of 2009. Data and item processing expenses increased from $141,766 in the first half of 2009 to $171,840 in the first half of 2010

Financial Condition Summary

The Company’s total assets were $113.5 million at June 30, 2010, a growth of $9.9 million, or 9.6% as compared to total assets of $103.6 million at December 31, 2009. The most significant changes in the Company’s balance sheet during the six months ended June 30, 2010 are outlined below:

  •         Total deposits increased from $92.3 million on December 31, 2009 to $102.8 million on June 30, 2010, an 11.4% increase.

  •         Total non-interest bearing deposits increased from $35.9 million at December 31, 2009 to $39.7 million at June 30, 2010, a 10.7% increase. Non-interest bearing deposits to total deposits declined marginally from 38.9% at December 31, 2009 to 38.6% at June 30, 2010 as the Company continues to focus on attracting new customers to diversify its deposit base through competitive rates on interest-bearing deposit accounts.

  •         The Company experienced an increase in interest-earning assets of $3.3 million or 3.5% to $98.0 million in the first half of 2010. Gross loans declined from $61.4 million to $60.2 million, a 2.0% decrease, while total investments increased 13.86% to $37.9 million in the first half of 2010.

  •         Nonperforming assets were comprised of one OREO property totaling $572,734 and two loans on non-accrual totaling $841,568, and two restructured loans totaling $1.4 million that are also on nonaccrual for a total of $2.9 million in nonperforming assets at June 30, 2010, as compared to one OREO property totaling $24,861 and five loans totaling $1.5 million, for a total of $1.5 million at December 31, 2009.

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

Net Interest Income and Net Interest Margin

For the second quarter, net interest income increased $82,977, or 9.3%, to $977,310 in 2010 from $894,333 in 2009. For the six months ended June 30, 2010, net interest income increased $213,441, or 12.4%, to $1.9 million in 2010 from $1.7 million in 2009. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2010 and 2009. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	June 30, 2010			June 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 60,816	$ 1,039	6.85%	$ 53,188	$ 973	7.33%
U.S. government agencies securities	1,786	11	0.00%	363	3	3.80%
Mortgage-backed securities	13,581	121	3.56%	7,809	82	4.22%
Other securities & Due from banks time	24,793	100	1.62%	20,235	119	2.35%
Federal funds sold	0	0	0.00%	38	0	0.23%
Total interest-earning assets	100,976	$ 1,271	5.05%	81,633	$ 1,177	5.78%
Non-interest earning assets	12,865			9,637
Total assets	$ 113,841			$ 91,270

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 35,653	$ 142	1.60%	$ 29,208	$ 141	1.92%
Savings	1,275	1	0.31%	993	1	0.25%
Time deposits < $100,000	7,437	28	1.49%	4,449	27	2.41%
Time deposits equal to or > $100,000	18,763	70	1.52%	10,229	63	2.52%
Federal funds purchased	6	0	1.11%	1	0	1.04%
Other borrowings	796	1	0.26%	516	0	0.25%
Subordinated debenture	3,093	51	6.61%	3,093	51	6.61%
Total interest-bearing liabilities	67,023	$ 293	1.76%	48,489	$ 283	2.34%
Non-interest bearing deposits	39,364			35,371
Non-interest bearing liabilities	1,002			1,235
Stockholders' equity	6,452			6,175
Total liabilities & stockholders' equity	$ 113,841			$ 91,270

Net interest income		$ 978			$ 894

Net interest spread [2]			3.29%			3.44%
Net interest margin [3]			3.88%			4.39%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $4,400 for the three months ended June 30, 2010 as compared to $8,500 for the three months ended June 30, 2009.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the six months ended			For the six months ended
	June 30, 2010			June 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 61,149	$ 2,114	6.98%	$ 51,086	$ 1,864	7.36%
U.S. government agencies securities	1,786	11	1.25%	762	15	3.77%
Mortgage-backed securities	9,887	181	3.68%	7,797	167	4.33%
Other securities & Due from banks time	25,519	210	1.65%	18,628	240	2.60%
Federal funds sold	411	0	0.00%	51	0	0.22%
Total interest-earning assets	98,752	$ 2,516	5.14%	78,324	$ 2,286	5.88%
Non-interest earning assets	13,679			9,409
Total assets	$ 112,431			$ 87,733

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 34,469	$ 274	1.62%	$ 29,024	$ 304	2.10%
Savings	1,160	2	0.29%	993	1	0.25%
Time deposits < $100,000	7,274	58	1.60%	4,280	52	2.46%
Time deposits equal to or > $100,000	18,859	149	1.58%	8,502	109	2.62%
Federal funds purchased	3	0	1.11%	18	0	1.28%
Other borrowings	451	1	0.25%	545	1	0.22%
Subordinated debenture	3,093	102	6.65%	3,093	102	6.65%
Total interest-bearing liabilities	65,309	$ 586	1.81%	46,455	$ 569	2.47%
Non-interest bearing deposits	39,141			34,018
Non-interest bearing liabilities	1,525			1,068
Stockholders' equity	6,456			6,192
Total liabilities & stockholders' equity	$ 112,431			$ 87,733

Net interest income		$ 1,930			$ 1,717

Net interest spread [2]			3.33%			3.41%
Net interest margin [3]			3.94%			4.42%

1 Amortization of loan fees has been included in the calculation of interest income. Loan fees were approximately $6,200 for the six months ended June 30, 2010 as compared to $23,300 for the six months ended June 30, 2009. Loans are net of deferred fees and related direct costs.

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

	For the quarter ended			For the six months ended
	June 30			June 30
	2010 vs. 2009			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$ 133	$ (67)	$ 66	$ 354	$ (104)	$ 250
Securities of U.S. government agencies	(7)	15	8	10	(14)	(4)
Mortgage-backed securities	54	(15)	39	40	(26)	14
Other securities & Due from banks time	24	(43)	(19)	72	(102)	(30)
Federal funds sold	0	0	0	0	0	0
Total interest-earning assets	204	(110)	94	476	(246)	230

Interest-bearing liabilities
Money market & NOW	29	(28)	1	53	(83)	(30)
Savings	0	0	0	1	0	1
Time deposits < $100,000	13	(12)	1	28	(22)	6
Time deposits equal to or > $100,000	40	(33)	7	94	(54)	40
Federal funds purchased	0	0	0	0	0	0
Other borrowed funds	1	0	1	0	0	0
Subordinated debenture	0	0	0	0	0	0
Total interest-bearing liabilities	83	(73)	11	176	(158)	17
Change in net interest income	$ 121	$ (37)	$ 83	$ 300	$ (87)	$ 213

As shown above, the pure volume variance positively impacted net interest income by $121,000 in the second quarter of 2010 relative to the same period of 2009, while the rate variance negatively impacted net interest income by $37,000 in the same comparative periods.

The Company’s net interest income for the second quarter of 2010 was $977,316 compared to $894,333 in the second quarter of 2009, an increase of $82,977, or 9.3%. The net interest margin decreased to 3.88% for the three months ended June 30, 2010 as compared to 4.39% for the same period in 2009 due principally to declining yields on loans and investments.

Average loans increased $7.6 million or 14.3% for the second quarter of 2010 compared with the same period of 2009. Interest and fee income on loans increased $66,340. The increase in average loans resulted in approximately $133,000 increase in interest income from loans, while the decrease in interest rate resulted in approximately $67,000 decrease in income. The average yield on loans declined from 7.33% for the quarter ended June 30, 2009 to 6.85% for the quarter ended June 30, 2010.

Income from investment securities and due from banks for the quarter ended June 30, 2010 increased by $27,475 in comparison to the quarter ended June 30, 2009. The primary reason for the increased interest income was due to the increase in the average balance of investment securities and due from banks of approximately $11.8 million or 41.4%. The growth in average investment securities and due from banks time balances caused an increase of interest income of approximately $71,000, while the rate decrease caused a decline in interest income of approximately $43,000 from investment securities and due from banks time for the second quarter of 2010 as compared to the same quarter in 2009. The average yield for investment securities and due from banks time declined from 2.88% for the three months ended June 30, 2009 to 2.32% for the same period in 2010.

Average interest-bearing liabilities increased $18.5 million in the second quarter of 2010 as compared to the second quarter of 2009. The Company experienced continued migration of existing deposits to higher yielding accounts and higher yielding accounts opened by new customers resulting in increases in money market and time account balances. The increase in average interest-bearing deposits resulted in approximately an $83,000 increase in interest expense which was offset by a decrease of approximately $73,000 due to a decrease in rates in the second quarter of 2010 as compared to the second quarter of 2009.

Pure volume variances positively impacted net interest income by approximately $300,000 for the six-month period ended June 30, 2010 relative to the same period of 2009, while the rate variance negatively impacted net interest income by approximately $87,000 in the same comparative periods.

Interest income increased $231,441 or 12.4% in the six month period ended June 30, 2010 compared to the same period of 2009, while interest expense increased $16,718 or 2.9%. Interest and fee income from loans increased during the six months ended June 30, 2010 by $251,430, or 13.5% from $1,864,013 for the same period in 2009 due to an increase in average loan balances.

The average balance of investment securities and due from banks time deposits increased due to growth in average deposits. The most significant increase was in due from banks time deposits, which experienced a positive volume variance of approximately $72,000 and a negative rate variance of $102,000 for the six months ended June 30, 2010 compared to the same period in 2009. Interest income from investment securities and due from banks time decreased $21,215 or 5.0% to $400,390 for the six ended June 30, 2010 compared to the same period of 2009 due to a decline in yields.

Interest expense on deposits increased $16,870, or 3.6% to $483,265 for the six months ended June 30, 2010 compared to the same period of 2009. Average interest bearing deposits to average total deposits increased from 55.7% for the six months ended June 30, 2009 to 61.2% for the same period in 2010 as new and existing deposits continue to migrate to higher yielding accounts.

The Company’s net interest margin declined from 4.42% to 3.94%, for the six months ended June 30, 2010 versus 2009 due principally to a drop in interest rates and an increase in the average balance of interest bearing time deposits.

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

The Company provided $514,352 to the allowance for loan losses during the first half of 2010, a 257.5% increase over the same period during 2009. The Company made the significant provision to the allowance for loan losses during the first half of 2010, due to an increase in nonperforming loans from zero at June 30, 2009 to $2.3 at June 30, 2010, and an increase in net charge offs from zero for the six months ended June 30, 2009 to $478,906 for the six months ended June 30, 2010.

The Company continues to pursue recovery of the loans charged off during the preceding year. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $318,929 for the three months ended June 30, 2010 as compared to $252,708 for the three months ended June 30, 2009, a 26.2% increase. For the first half of 2010, non-interest income increased 22.5% to $612,762 compared to $500,161 for the same period in 2009. The increases were due primarily to the increase was service charge income which was caused by an increase in the volume of deposit transactions subject to analysis charges and returned item charges. Total annualized non-interest income as a percentage of average earning assets increased to 1.3% and 1.2% for the three and six months ended June 30, 2010, respectively, compared to 1.2% and 1.3% for the three and six months ended June 30, 2009, respectively.

	Non-Interest Income for the three months				Non-Interest Income for the six months
	ended June 30,				ended June 30,
	2010		2009		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$ 295	92.4%	$ 244	96.5%	$ 563	91.8%	$ 457	91.3%
Other miscellaneous
income	9	2.7%	(3)	-1.0%	15	2.4%	7	1.4%
Dividend income
from restricted stock	(2)	-0.5%	(5)	-2.1%	1	0.2%	3	0.6%
Income from bank
owned life insurance	17	5.4%	17	6.6%	34	5.6%	33	6.7%
Total non-interest
income	$ 319	100.0%	$ 253	100.0%	$ 613	100.0%	$ 500	100.0%
As a percentage of
average earning assets		1.3%		1.2%		1.2%		1.3%

Other miscellaneous income, which includes gains and losses from OREO, increased $11,289 in the second quarter and $7,770 in the first half of 2010, compared to the second quarter and first half of 2009, respectively. This was due primarily to a write-down of OREO resulting in a net loss from sale of OREO of $13,521 for the second quarter of 2009. No OREO losses occurred during the same period in 2010.

Dividend income from restricted stock increased $3,667 in the second quarter but decreased $1,358 in the first half of 2010 in comparison to the same periods in 2009, resulting from an accrual reversal of $8,500 for stock dividends receivable from the FHLB in 2009 and a reversal in stock dividends receivable of $3,720 from Pacific Coast Bankers’ Bank in the second quarter of 2010.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $50,624 or 20.8% to $294,500 for the three months ended June 30, 2010 and increased $105,303 or 23.1% to $562,140 for the six months period ended June 30, 2010. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009:

	Non-Interest Expense for the quarter ended				Non-Interest Expense for the six months
	June 30				June 30
	2010		2009		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$ 570	54.6%	$ 444	48.5%	$ 1,094	55.3%	$ 932	52.3%
Occupancy and equipment	106	10.1%	79	8.6%	191	9.7%	156	8.7%
Data and item processing	92	8.8%	68	7.4%	172	8.7%	142	8.0%
Deposit products and services	28	2.7%	36	3.9%	51	2.6%	59	3.3%
Legal and other professional fees	39	3.7%	45	4.9%	84	4.3%	90	5.0%
Regulatory assessments	54	5.2%	91	10.0%	106	5.4%	119	6.7%
Advertising and marketing	15	1.4%	18	2.0%	29	1.5%	34	1.9%
Directors’ fees and expenses	17	1.6%	17	1.9%	34	1.7%	36	2.0%
Printing and supplies	20	1.9%	9	1.0%	35	1.8%	18	1.0%
Telephone	9	0.9%	7	0.8%	18	0.9%	14	0.8%
Insurance	9	0.9%	8	0.9%	18	0.9%	15	0.8%
Reserve for undisbursed lines of credit	(1)	-0.1%	(3)	-0.3%	6	0.3%	0	0.0%
Other expenses	87	8.3%	95	10.4%	136	6.9%	170	9.5%
Total non-interest expenses	$ 1,045	100.0%	$ 914	100.0%	$ 1,974	100.0%	$ 1,785	100.0%
Non-interest expense as a
percentage of average earning assets		4.1%		4.5%		4.0%		4.6%
Efficiency ratio		80.6%		79.7%		77.6%		80.5%

Total annualized non-interest expense as a percentage of average earning assets decreased to 4.1% from 4.5% for the three months ended June 30, 2010 as compared to three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, these percentages were 4.0% and 4.6%, respectively. Total annualized non-interest expense as a percentage of average assets decreased due to the increase in average earning assets.

The overhead efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because the percentage increase in net interest plus other income was smaller than the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 80.6% for the second quarter of 2010 from 79.7% for the second quarter of 2009. The efficiency ratio decreased in the most recent six month period to 77.6%, compared to 80.5% for the same period in 2009 due to percentage increase in net interest plus other income was larger than the increase in total non-interest expense.

Non-interest expenses were $1,045,117 for the three months ended June 30, 2010 as compared to $914,067 for the three months ended June 30, 2009, a 14.3% increase. Non-interest expenses increased $189,400 to $1,974,043 for the first half of 2010 compared to the same period in 2009. The largest component of non-interest expense was salaries and benefits expense of $570,428 for the second quarter and $1,094,450 for the first half of 2010 compared to $443,780 and $932,475 for the same periods in 2009, representing 28.5% and 17.4% increases, respectively.

Other components of non-interest expense that affected the increase were occupancy and equipment expenses which increased $26,950 and $35,187, respectively, for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, due in the opening of the Rancho Cucamonga Branch in April 2010. Data and item processing expenses also increased due to the additional branch by $23,515, or 34.4% for the comparable three month and $30,074, or 21.2% for the comparable six month periods. Legal and other professional fees decreased

12.6% and 6.4% or $5,693 and $5,742, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Regulatory assessments expense decreased $37,137 or 40.9% in the second quarter of 2010 versus 2009 and $12,973 or 10.9% in the first half of 2010 versus 2009. The decrease was predominately due to a one-time special FDIC assessment, which on a pre-tax basis was approximately $42,000 that was incurred in the second quarter of 2009 and not repeated in 2010.

Provision for Income Taxes

Income tax benefits of $13,738 and $1,037 were recorded for the second quarter and the six months ended June 30, 2010, respectively, representing approximately -3,019.3% and -1.9% of pre-tax income for the second quarter and six months ended June 30, 2010, respectively. In comparison, income tax expenses of $31,715 and $95,472 were recorded for the second quarter and the six months ended June 30, 2009, respectively, representing approximately 30.1% and 33.1% of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General

Total assets increased from $103.6 million to $113.5 million or 9.6% between December 31, 2009 and June 30, 2010, resulting from an increase in deposit balances of $10.5 million. Although approximately 12% and 14% of the deposits at December 31, 2009 and June 30, 2010, respectively, are related to a number of the Company’s customers that are engaged in real estate related activities, the Company’s growth in deposits was primarily from other companies and individuals not related to the real estate related industry. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to diversify its deposit base and more fully leverage the Company’s capital.

Investment securities increased $11.5 million or 146.7% between December 31 2009 and June 30, 2010. The Company purchased $12.5 million of FNMA securities in April, 2010, replacing $6.9 million in lower yielding interest-bearing deposits in other banks and using cash from increased deposits. Gross loans declined $1.3 million, or 2.0%, to $60.2 million between December 31, 2009 and June 30, 2010.

Loan Portfolio

During the six months ended June 30, 2010, the Company’s loan portfolio, net of unearned loan fees, declined by $1.3 million, or 2.0%, to $60.1 million at June 30, 2010. The Company experienced declines in real estate secured loans and installment loans, while experiencing increases in commercial loans. The largest loan category at June 30, 2010 was real estate loans, which consist of commercial, and consumer real estate loans excluding construction loans. This constitutes 82.3% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk in the portfolio. The next largest loan concentration at June 30, 2010 was commercial loans constituting 16.6% of the loan portfolio. The composition of the Company’s loan portfolio at June 30, 2010 and December 31, 2009 is set forth below:

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage

Real estate	$ 49,503	82.3%	$ 50,931	82.9%
Commercial	10,012	16.6%	9,621	15.7%
Installment	636	1.1%	856	1.4%
Gross loans	$ 60,151	100.0%	$ 61,408	100.0%

The weighted average yield on the loan portfolio for the six months and quarter ended June 30, 2010 was 6.98% and 6.85%, respectively and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At June 30, 2010 approximately 67.0% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate. Approximately 77.4% of the variable rate loans have interest-rate floors with a weighted average yield of 7.35%.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2010 and December 31, 2009, the Company had $5.2 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand of the Company. These commitments represent a credit risk to the Company.  At June 30, 2010 and at December 31, 2009, the Company had no unadvanced letters of credit.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest and foreclosed assets, including other real estate owned.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.  Nonperforming loans result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease.  At that point, we stop accruing interest on the loan in question, reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection.  Any loans where serious doubt exists with regard to the ability of borrowers to comply with repayment terms are classified as nonperforming assets and are considered to be impaired.  If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructure (TDR).  TDR’s are also deemed to be impaired loans, and are further classified as either nonperforming or performing loans depending on their accrual status.  The following table presents comparative data for the Company’s nonperforming assets.

	June 30	December 31	June 30
	2010	2009	2009
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Real estate	$ 742	$ 1,285	$ -
Commercial	99	209	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	841	1,494	0

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Non-Accruing TDRs [2]	1,442	0	0
TOTAL NONPERFORMING LOANS	2,283	1,494	0
OREO	573	25	426

TOTAL NONPERFORMING ASSETS	$ 2,856	$ 1,519	$ 426
Nonperforming loans as a percentage of total loans [3]	3.80%	2.43%	N/A
Nonperforming assets as a percentage of total loans and OREO[4]	4.70%	2.47%	0.74%
Allowance for loan losses to nonperforming loans	57.51%	85.52%	N/A
Allowance for loan losses	$ 1,313	$ 1,278	$ 846

[1]Additional interest income of approximately $46,200, $16,800, and $0 respectively, would have been recorded for the periods ended June 30, 2010 and December 31, 2009 if the loans had been paid or accrued in accordance with original terms.

2TDRs are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At June 30, 2010 the Company had one foreclosed property (OREO) which is a commercial property, two loans on non-accrual status, and two restructured loans also on nonaccrual status. The Company’s nonperforming assets at June 30, 2010 were 2.33% of total loans and OREO compared to 2.47% at December 31, 2009. At December 31, 2009, the Company had one foreclosed property consisting of one remaining residential unit and five loans on non-accrual.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.1% to 3.07% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.03% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,312,972 at June 30, 2010, $1,277,526 at December 31, 2009, and $846,492 at June 30, 2009. The ratios of the allowance for loan losses to total loans at June 30, 2010, December 31, 2009, and June 30, 2009 were 2.18%, 2.08%, and 1.48% respectively.

The table below summarizes, as of and for the three and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	As of and for the		As of and for the
	Quarter Ended		Six-Month Period Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
Balances:	($ in thousands)
Average total loans
outstanding during period	$ 60,816	$ 53,188	$ 61,149	$ 51,086	$ 56,450
Total loans outstanding
at end of the period	$ 60,151	$ 57,064	$ 60,151	$ 57,064	$ 61,408
Allowance for loan losses:
Balance at the beginning of period	$ 1,394	$ 719	$ 1,278	$ 702	$ 702
Provision charged to expense	251	127	514	144	779
Charge-offs
Real estate loans	335	0	335	0	0
Commercial loans	0	0	148	0	203
Installment loans	0	0	0	0	2
Total	335	0	483	0	205
Recoveries
Real estate loans	0	0	0	0	0
Commercial loans	3	0	4	0	2
Installment loans	0	0	0	0	0
Total	3	0	4	0	2
Net loan charge-offs
(recoveries)	332	0	479	0	203
Balance	$ 1,313	$ 846	$ 1,313	$ 846	$ 1,278

Ratios:
Net loan charge-offs to average total loans	0.55%	0.00%	0.78%	0.00%	0.36%
Allowance for loan losses to total loans at the end of the period	2.18%	1.48%	2.18%	1.48%	2.08%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	25.27%	n/a	36.47%	n/a	15.96%
Net loan charge-offs (recoveries) to Provision for loan losses	132.36%	n/a	93.11%	n/a	26.18%
Allowance for loan losses to non-performing loans	57.51%	n/a	57.51%	n/a	85.52%

While Management believes that the amount of the allowance at June 30, 2010 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at June 30, 2010 was $19.6 million having a tax equivalent yield of 3.56%. This compares to an investment portfolio of $7.9 million at December 31, 2009 having a 4.32% tax equivalent yield. The primary category of investment in the portfolio at June 30, 2010 was mortgage-backed securities. In the second quarter of 2010, the Company purchased one Federal agency and four mortgage-backed securities at $2.5 million each. At June 30, 2010, approximately 10% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 436	$ 439	$ 437	$ 439
Federal Agency	2,500	2,540	0	0
Mortgage-backed securities	11,268	11,481	1,725	1,760
Corporate bonds	130	133	130	133
Total held to maturity	14,334	14,593	2,292	2,332

Available for sale:
Municipal	763	763	754	754
Mortgage-backed securities	4,291	4,291	4,814	4,814
Total available for sale	5,054	5,054	5,568	5,568
Total	$ 19,388	$ 19,647	$ 7,860	$ 7,900

There were no material changes since December 31, 2009 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $10.5 million or 11.4% to $102.8 million at June 30, 2010 from $92.3 million at December 31, 2009 due to the increase in interest-bearing deposit balances and demand deposits. Interest-bearing deposits increased $6.7 million or 11.8% to $63.1 million at June 30, 2010 from $56.4 million at December 31, 2009. Demand deposits increased $3.8 million or 10.7% to $39.7 million at June 30, 2010 from $35.9 million at December 31, 2009. The ratio of non-interest bearing funds to total deposits was 38.6% at June 30, 2010 and 38.9% at December 31, 2009.

A comparative distribution of the Company’s deposits at June 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Composition

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 39,704	38.6%	$ 35,872	38.9%
NOW	769	0.7%	1,579	1.7%
Savings	1,267	1.2%	1,003	1.1%
Money Market	35,997	35.0%	29,570	32.0%
Time Deposits < $100,000	7,194	7.0%	6,723	7.3%
Time Deposits > $100,000	17,841	17.5%	17,541	19.0%
	$ 102,772	100.0%	$ 92,288	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and six months ended June 30, 2010 and 2009 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At June 30, 2010 and December 31, 2009, the Company had deposits from related parties representing 5.4% and 5.5% of total deposits of the Company, respectively. Further, at June 30, 2010 and December 31, 2009, deposits from escrow companies represented 13.7% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2010 the Company had no FHLB advances or overnight borrowings outstanding, as compared to $994,000 of FHLB borrowings outstanding at December 31, 2009. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $6.8 million at June 30, 2010 and $6.5 million at December 31, 2009. There was an overall increase of $353,068 due to the following transactions: A decrease resulted from stock repurchases totaling $431,037 under the Company’s stock repurchase program. The total shares repurchased during the first half of 2010 were 29,712. Options exercised increased stockholders’ equity by $733,195, including the tax benefit of $172,927, while increasing outstanding stock by 82,541 shares. Net income increased retained earnings by $55,478. The change in the unrealized loss on investment securities decreased equity by $4,568 during the first half of 2010.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2010, the Company’s liquid assets totaled approximately $31.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.5%. At December 31, 2009, the Company’s liquid assets totaled approximately $34.1 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 32.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $27.7 million at June 30, 2010.

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

As discussed in Note 6 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. $2.2 million of the Company’s subordinated note was included in Tier 1 capital at June 30, 2010 and the remainder was included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 13.75% and 12.49%, respectively at June 30, 2010, as compared to 14.01% and 12.75%, respectively at December 31, 2009. At June 30, 2010 and December 31, 2009, the Bank’s Leverage Capital Ratios were 8.31% and 8.94%, respectively. As of June 30, 2010 and December 31, 2009, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of June 30, 2010, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 14.30% and 11.92%, respectively, and its Leverage Capital ratio was 7.94%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

			Minimum Requirement
	June 30, 2010	December 31, 2009	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	14.30%	14.32%	10.00%
Tier 1 capital to total risk-weighted assets	11.92%	11.73%	6.00%
Tier 1 leverage ratio	7.94%	8.23%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	13.75%	14.01%	10.00%
Tier 1 capital to total risk-weighted assets	12.49%	12.75%	6.00%
Tier 1 leverage ratio	8.31%	8.94%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 75% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.2%. At June 30, 2010, approximately 67.3% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 12.6% of all fixed rate loans at June 30, 2010 mature within twelve months.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate gaps reported arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals. As of June 30, 2010, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$ 208	$ 160	$ 80	$ 162	$ 280	$ 398
% Change	4.85%	3.73%	1.87%	3.78%	6.53%	9.28%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). As of June 30, 2010, there has been no material change in interest rate risk since December 31, 2009.

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 75% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.2%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as June 30, 2010, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$ 4,786	$ 3,116	$ 1,519	$ (583)	$(1,487)	$(2,356)
% Change	49.9%	32.5%	15.8%	-6.1%	-15.5%	-24.5%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings  – None

Item 1A:  Risk Factors – Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On January 18, 2010, the Board of Directors authorized an extension and expansion of its current stock repurchase program (the “Repurchase Program”). Under this expansion, a total of $200,000 in repurchases of the Company’s common stock has been approved, and the expiration date of the Repurchase program has been extended from February 20, 2010 to February 18, 2011. This expansion was effective as of January 18, 2010. On May 20,2010, the Board of Directors approved an additional $400,000 to be used for repurchases of the Company’s common stock.

The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the second quarter of 2010:

	April	May	June

Average per share price	$ 16.00	$ -	$ 14.36
Number of shares purchased as part of publicly announced plan or program	1,500	-	22,612
Cumulative shares repurchased under program since Janaury 1, 2010	7,100	7,100	29,712
Maximum number of shares (or approximate dollar value) remaining for purchase under a plan or program	$ 115,190	$ 515,190	$ 190,403

*Includes 2,149 and 2,119 shares which were repurchased in June 2010 from Linda Cooper and Jeanette Young, respectively, both of whom are directors of the Bank and the Company, in private transactions. The shares were repurchased in connection with the exercise of stock options by Ms. Cooper and Ms. Young covering 4,671 and 4,605 shares, respectively of common stock. The initial repurchase price was $14.50 per share, subject to adjustment as described immediately below in order to ensure the fairness of the price to the Company. The Company anticipates commencing a public stock offering in the fall of 2010 of up to 139,592 shares of common stock on a subscription rights basis, with the subscription rights price to be at a modest discount to the then market price of the stock, and with shares not purchased on a rights basis to be offered at the full market price on a non-rights basis.  Following the close of the stock offering, the purchase price for the shares repurchased from the above-referenced directors will be adjusted if necessary such that the ultimate repurchase price for the shares will be identical to the shareholder subscription rights price in the offering. Depending upon whether that price ends up being more or less than $14.50 per share, the adjustment will be effectuated either by the Company's issuance of additional shares to the directors, or the Company's acquisition of additional shares from such directors, in either case without additional consideration. In the event that the offering is not successfully completed, the Company will instead obtain an independent valuation of the shares, and an adjustment to the repurchase price will be made on that basis if appropriate. Based on the above, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with the interested directors abstaining.

In addition, in June 2010 the Company repurchased an aggregate of 18,344 shares from Dann H. Bowman, Chief Executive Officer and a director of the Bank and the Company, in a series of private transactions. The shares were repurchased in connection with the exercise of stock options by Mr. Bowman covering a total of 45,413 shares of common stock. The initial repurchase price was 5,977 shares at $14.50 on June 18, 2010. The remaining 12,367 shares were repurchased at the reduced purchase price $14.25 per share in late June 2010. All repurchases of Mr. Bowman’s shares are subject to adjustment on the same basis as described in the previous paragraph in order to ensure the fairness of the price to the Company. Based on the same criteria as described above, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with Mr. Bowman abstaining.

Item 3:  Default of Senior Securities  - None

Item 4:  (Removed and Reserved)

Item 5:  Other Information  - None

Item 6:  Exhibits

3.1           Articles of Incorporation of Chino Commercial Bancorp (1)

3.2           Bylaws of Chino Commercial Bancorp (1)

10.1              Chino Commercial Bank, N.A. Salary Continuation Plan (1)

10.2              Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)

10.3              Salary Continuation and Split Dollar Agreements for Roger Caberto (1)

10.4              Item Processing Agreement between the Bank and InterCept Group (1)

10.5              Data Processing Agreement between the Bank and InterCept Group (1)

10.6              2000 Stock Option Plan, as amended (2)

10.7              Employment Agreement for Dann H. Bowman (3)

10.8              Lease between Chino Commercial Bank, N.A. and Majestic Realty Co., as amended (4)

10.9              Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee, and Chino Commercial Bancorp, as Issuer (4)

10.10           Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (4)

10.11           Guarantee Agreement between Chino Commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 (4)

10.12           Amendment to Salary Continuation Agreement for Dann H. Bowman (5)

10.13           Amendment to Salary Continuation Agreement for Roger Caberto (5)

11            Statement Regarding Computation of Net Income per Share (6)

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

(2)     Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

(3)     Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2009.

(4)     Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(5)     Incorporated by reference to the exhibit of the same number to the Company’s on Form 10-K for the year ended December 31, 2008.

(6)     This information required by this exhibit is incorporated from Note 8 of the Company’s Consolidated Financial Statements included herein

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2010                                                      CHINO COMMERCIAL BACORP

                                By: /s/ Dann H. Bowman

                                                                       Dann H. Bowman

       President and Chief Executive Officer

By: /s/ Sandra F. Pender

      Sandra F. Pender

                                                                                                      Senior Vice President and Chief Financial Officer

                                                                                                      (Principal Financial and Accounting Officer)