Form 10-Q
period 2010-09-30
Chino Commercial Bancorp
filed 2010-11-15
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number:  000-52098

__________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14345 Pipeline Avenue
Chino , California	91710
Address of Principal Executive Offices	Zip Code

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

☑ No

On October 31, 2010, there were 749,890 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$5,291,152	$3,089,300

Interest-bearing deposits in other banks	20,235,252	25,433,602
Investment securities available for sale	4,923,101	5,567,855
Investment securities held to maturity (fair value approximates
$13,403,000 at September 30, 2010 and $2,332,000 at December 31, 2009)	13,111,506	2,291,962
Total investments	38,269,859	33,293,419
Loans
Real estate	49,945,608	50,931,354
Commercial	8,732,513	9,621,310
Installment	618,877	855,564
Gross loans	59,296,998	61,408,228
Unearned fees and discounts	(20,819)	(17,887)
Loans net of unearned fees and discount	59,276,179	61,390,341
Allowance for loan losses	(1,312,397)	(1,277,526)
Net loans	57,963,782	60,112,815

Accrued interest receivable	355,727	326,206
Restricted stock	643,350	677,650
Fixed assets, net	5,870,079	3,100,183
Other real estate owned	1,035,255	24,861
Prepaid & other assets	3,276,705	2,956,242
Total assets	$112,705,909	$103,580,676

LIABILITIES:
Deposits
Non-interest bearing	$41,939,034	$35,872,495
Interest Bearing
NOW and money market	35,885,849	31,148,654
Savings	1,336,972	1,003,290
Time deposits less than $100,000	6,626,503	6,722,558
Time deposits of $100,000 or greater	15,956,990	17,541,461
Total deposits	101,745,348	92,288,458

Accrued interest payable	106,557	125,823
Borrowings from Federal Home Loan Bank (FHLB)	0	994,000
Accrued expenses & other payables	752,597	612,667
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	105,697,502	97,113,948
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 749,890 shares and 699,061 shares at September 30,
2010 and December 31, 2009, respectively.	2,771,322	2,498,664
Retained earnings	4,134,426	3,884,907
Accumulated other comprehensive income	102,659	83,157
Total stockholders' equity	7,008,407	6,466,728
Total liabilities & stockholders' equity	$112,705,909	$103,580,676

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2010	2009	2010	2009
Interest income
Investment securities and due from banks	$218,940	$181,370	$619,330	$602,975
Interest on Federal funds sold	0	46	0	102
Interest and fee income on loans	1,056,071	1,124,989	3,171,514	2,989,001
Total interest income	1,275,011	1,306,405	3,790,844	3,592,078
Interest expense
Deposits	218,701	239,369	701,966	705,764
Other borrowings	50,963	51,062	153,457	153,707
Total interest expense	269,664	290,431	855,423	859,471
Net interest income	1,005,347	1,015,974	2,935,421	2,732,607
Provision for loan losses	15,644	287,824	529,996	431,705
Net interest income after
provision for loan losses	989,703	728,150	2,405,425	2,300,902
Non-interest income
Service charges on deposit accounts	300,166	247,719	862,307	704,556
Other miscellaneous income	104,394	6,889	119,218	13,943
Dividend income from restricted stock	2,961	3,791	4,418	6,606
Income from bank-owned life insurance	17,468	16,923	51,809	50,378
Total non-interest income	424,989	275,322	1,037,752	775,483
General and administrative expenses
Salaries and employee benefits	543,501	450,624	1,637,951	1,383,099
Occupancy and equipment	124,668	86,239	316,138	242,522
Data and item processing	91,393	77,134	263,233	218,900
Advertising and marketing	16,347	15,777	45,228	49,569
Legal and professional fees	107,375	47,714	191,818	137,900
Regulatory assessments	56,489	48,947	162,239	167,670
Insurance	9,958	8,096	27,950	23,540
Directors' fees and expenses	16,541	18,963	50,959	54,621
Other expenses	139,018	108,101	383,817	368,417
Total general & administrative expenses	1,105,290	861,595	3,079,333	2,646,238
Income before income tax expense	309,402	141,877	363,844	430,147
Income tax expense	115,361	46,797	114,325	142,269
Net income	$194,041	$95,080	$249,519	$287,878
Basic earnings per share	$0.26	$0.14	$0.35	$0.41
Diluted earnings per share	$0.26	$0.13	$0.35	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2008 (audited)	708,420	$2,617,542	$3,534,236	$28,975	$6,180,753
Comprehensive income:
Net income			350,671		350,671
Change in unrealized gain in securities
available for sale, net of tax				54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including
tax benefit	7,426	59,622			59,622
Stock repurchased and retired	(16,785)	(178,500)			(178,500)
Balance at December 31, 2009 (audited)	699,061	2,498,664	3,884,907	83,157	6,466,728
Comprehensive income:
Net income			249,519		249,519
Change in unrealized income on
securities available for sale, net of tax				19,502	19,502
Total comprehensive income					269,021

Exercise of stock options, including
tax benefit	82,541	733,195			733,195
Stock repurchased and retired	(31,712)	(460,537)			(460,537)
Balance at September 30, 2010 (unaudited)	749,890	$2,771,322	$4,134,426	$102,659	$7,008,407

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$249,519	$287,878
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	529,996	431,705
Depreciation and amortization	131,002	113,777
Net amortization of securities	24,447	11,583
Amortization of deferred loan (fees) costs	2,932	(72,569)
Loss on sale of other real estate owned	29,551	14,219
Gain on sale of other foreclosed assets	(127,839)	0
Deferred income tax expense (benefit)	(41,896)	9,269
Net changes in:
Accrued interest receivable	(29,521)	(14,351)
Other assets	(119,636)	(411,368)
Accrued interest payable	(19,266)	49,293
Other liabilities	139,931	11,965
Net cash provided by operating activities	769,220	431,401

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	5,198,350	(4,413,602)
Activity in available for sale investment securities:
Purchases	0	(1,414,675)
Repayments and calls	660,156	3,530,644
Activity in held to maturity investment securities:
Repayments and calls	(10,825,896)	667,775
Purchase of stock investments, restricted	34,300	0
Loans purchased	0	(10,509,072)
Loan originations and principal collections, net	551,150	(1,910,830)
Proceeds from sale of other real estate owned	25,010	439,984
Proceeds from sale of other foreclosed assets	127,839	0
Purchase of premises and equipment	(2,900,898)	(5,034)
Net cash used by investing activities	(7,129,989)	(13,614,810)

Cash Flows from Financing Activities
Net increase in deposits	9,456,890	22,704,137
Net decrease in FHLB borrowings	(994,000)	(2,400,000)
Proceeds from the exercise of stock options	560,268	51,981
Payments for stock repurchases	(460,537)	(144,750)
Net cash provided by financing activities	8,562,621	20,211,368
Net increase in cash and cash equivalents	2,201,852	7,027,959

Cash and Cash Equivalents at Beginning of Period	3,089,300	3,877,897
Cash and Cash Equivalents at End of Period	$5,291,152	$10,905,856

Supplemental Information
Interest paid	$874,689	$810,178
Income taxes paid	$129,000	$133,000
Loans transferred to other real estate owned	$1,064,955	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates three full-service banking offices. The Bank’s main branch office and administrative offices are located at 14345 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California and on April 5, 2010 the Bank opened its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California. As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally-managed, independently-operated bank.

On July 2, 2010, the Company acquired property at 14245 Pipeline Avenue, Chino, California for $2.2 million to be used as its main branch and administrative offices. The renovations are estimated to be completed by end of December 2010, at which time the Bank plans to move from an approximately 6,950 square feet leased building to a permanent location with approximately 17,600 square feet.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information, which is unaudited, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Critical Accounting Policies:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of September 30, 2010.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified two accounting policies that are critical to an understanding of the Company’s financial statements due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions.

The first critical accounting policy relates to the methodology that determines the Company’s allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Company’s Audit Committee of the Board of Directors. Although Management believes the level of the allowance at September 30, 2010 is adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses and related methodology see “Comparison of Financial Condition at September 30, 2010 and December 31, 2009 – Allowance for Loan Losses” included elsewhere herein.

Another critical accounting policy relates to the valuation of other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expenses from operations of OREO and changes in the valuation allowance are included in net expenses from OREO.

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

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at September 30, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,277	$46,390	$-	$789,667
Mortgage-backed securities	4,005,383	128,128	(77)	4,133,434
	$4,748,660	$174,518	$(77)	$4,923,101

Securities held to maturity:
Municipal bonds	$435,364	$6,967	$-	$442,331
Federal agency	2,500,000	59,368	0	2,559,368
Mortgage-backed securities	10,094,272	222,423	0	10,316,695
Corporate	81,870	2,338	0	84,208
	$13,111,506	$291,096	$-	$13,402,602

The amortized cost and fair value of investment securities as of September 30, 2010 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$-	$-	$-	$-
After 1 year through 5 years	0	0	81,871	84,208
After 5 years through 10 years	0	0	2,601,053	2,662,033
After 10 years through 17 years	743,277	789,667	334,310	339,666
Mortgage-backed securities	4,005,383	4,133,434	10,094,272	10,316,695
	$4,748,660	$4,923,101	$13,111,506	$13,402,602

Information pertaining to securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities	$77	$28,295	$-	$-

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

At September 30, 2010, two securities have unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

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

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (0.291% at September 30, 2010) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of September 30, 2010, accrued interest payable to the Trust amounted to $8,494. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended September 30, 2010 and 2009 and $152,888 for each of the three quarters ended September 30, 2010 and 2009.

Note 7 – Stock Based Compensation

Under the Company’s stock option plan, the Company granted incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. The Plan terminated on July 13, 2010, and no options can be granted under the Plan thereafter, but such termination did not affect any Options previously granted. Therefore, at September 30, 2010 no shares were available for the grant of options compared to 108,405 shares were available at September 30, 2009. At September 30, 2010 and 2009, options covering 14,853 and 97,394 shares, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended September 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$194,041	751,390	$0.26	$95,080	701,311	$0.14

Effect of dilutive shares:
assumed exercise of
outstanding options		3,062	0.00		38,345	(0.01)

Diluted earnings per share	$194,041	754,452	$0.26	$95,080	739,656	$0.13

	Earnings per share Calculation
	For the nine months ended September 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$249,519	717,301	$0.35	$287,878	703,929	$0.41

Effect of dilutive shares:
assumed exercise of
outstanding options		3,440	0.00		29,522	(0.02)

Diluted earnings per share	$249,519	720,741	$0.35	$287,878	733,451	$0.39

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2010 and December 31, 2009, the Company had $5.7 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At September 30, 2010 and December 31, 2009, the Company had no unadvanced standby letters of credit.

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

The following table presents the balances of securities available for sale measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
at September 30, 2010	$4,923,101	$-	$4,923,101	$-
at December 31, 2009	$5,567,855	$-	$5,567,855	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Financial assets measured at fair value as a nonrecurring basis include the following:

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At September 30, 2010 and December 31, 2009, there were no loans held for sale.

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

The following presents impaired loans measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans
at September 30, 2010	$1,524,878	$-	$-	$1,524,878
at December 31, 2009	$1,493,919	$-	$-	$1,493,919

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at September 30, 2010	$1,035,255	$-	$-	$1,035,255
at December 31, 2009	$24,861	$-	$-	$24,861

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

Fair Value of Financial Instruments

	September 30, 2010

	Carrying	Fair
Financial assets:	Amount	Value
Cash and due from banks	$5,291,152	$5,291,152
Interest-bearing deposits in other banks	20,235,252	20,265,313
Stock investments	643,350	643,350
Investment securities AFS	4,923,101	4,923,101
Investment securities HTM	13,111,506	13,402,602
Loans, net	57,963,782	58,044,502
Accrued interest receivable	355,727	355,727
Bank owned life insurance	1,731,680	1,731,680
Trups common securities **	93,000	98,607
** part of Prepaid & other assets
Financial liabilities:
Deposits	101,745,348	101,778,757
Subordinated Debenture	3,093,000	3,279,492
Accrued interest payable	106,557	106,557

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and nine months ended September 30, 2010 and 2009, and the financial condition of the Company as of September 30, 2010 and December 31, 2009.

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

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2010 and 2009 comparison

Net income for the quarter ended September 30, 2010 was $194,041 compared with $95,080 for the quarter ended September 30, 2009, an increase of 104.1%. Basic and diluted earnings per share for the third quarter of 2010 were both $0.26, compared to $0.14 and $0.13, respectively, for the third quarter of 2009. The Company’s annualized return on average equity was 11.36% and annualized return on average assets was 0.67% for the quarter ended September 30, 2010, compared to a return on average equity of 6.16% and a return on assets of 0.39% for same quarter in 2009. The primary reasons for the change in net income during the third quarter of 2010 are as follows:

•         The provision for loan losses decreased to $15,644 during the third quarter of 2010, a decrease of $272,180 or 94.6%, as compared to $287,824 for the three months ended September 30, 2009. The Company had already provided for the increase in nonperforming loans in the first half of 2010 and experienced net charged-off loans of approximately $17,000 in the third quarter of 2010. The comparatively higher provision in the third quarter of 2009 was due to an increase of $4.5 million in outstanding loans in the third quarter of 2009. The Company has not experienced an increase in outstanding loans in the current year.

•         Total non-interest income increased $149,667, or 54.4%, due to increased service charges on deposit accounts and other miscellaneous income. The increase in service charges of $52,447 was caused by an increase in the volume of deposit transactions subject to analysis charges and returned item charges. The increase in other miscellaneous income of $97,505 due to a gain on sale of repossessed equipment for         $127,839 partially offset by the recognition of the provision to the valuation allowance on OREO for $27,500.

•         The Company's net interest margin declined from 4.57% to 3.92%, for the three months ended September 30, 2010 versus 2009 due principally to a drop in interest rates and the migration of deposits to higher yielding accounts.

•         Salaries and employee benefits increased $92,877, or 20.6%, to $543,501 for the third quarter of 2010 compared to the same period in 2009 due principally to an increase in staff for the new Rancho Cucamonga branch.

•         Occupancy and equipment expense also increased due to the opening of the new branch office. The increase was 44.4% or $38,429 to $124,668 in the third quarter of 2010.

•         Legal and other professional fees increased 125.0% or $59,661 during the three months ended September 30, 2010 compared to the same period in 2009. Legal fees increased due to change in control filings and the resolution of tenant problems prior to foreclosure on what is now an OREO property.

Nine months ended September 30, 2010 and 2009 comparison

Net income for the nine months ended September 30, 2010 was $249,519 compared with $287,878 for the same period of 2009, a decrease of 13.3%. Basic and diluted earnings per share for the nine months ended September 30, 2010 were $0.35, compared to $0.41 and $0.39, respectively, for the same period in 2009. Annualized return on average equity was 5.04% and a return on assets of 0.29%, compared to a return on equity of 6.20% and a return on assets of 0.42% for the same period in 2009. The primary reasons for the change in net income during the nine months ended September 30, 2010 are as follows:

•         The provision for loan losses increased $98,291 or 22.8% to $529,996 for the nine months ended September 30, 2010.  The increase was due to net loan charge offs of $495,125 for the first nine months of 2010, compared to $5,318 for the comparable prior period, and an increase in nonperforming loans to $1.53 million at September 30, 2010, compared to $1.49 million at December 31, 2009 and $49,536 at September 30, 2009 (see “Non Performing Assets” below).  The magnitude of the increase was offset by the fact that the provision in the comparable period in 2009 was relatively high due to the increase in net loans in the third quarter of 2009, and there was no similar increase in loan levels during 2010.

•         Net interest income increased $202,814, or 7.4%, from $2.7 million for the nine months ended September 30, 2009 to $2.9 million for the same period in 2010. Average earning assets increased $21.2 million, while average interest bearing liabilities increased $16.4 million.

•         The Company’s net interest margin declined from 4.48% to 3.94%, for the nine months ended September 30, 2010 versus 2009 due principally to a drop in interest rates and the migration of deposits to higher yielding accounts.

•         Total non-interest income increased $262,269, or 33.8%, to $1.0 million for the nine months ended September 30, 2010 compared to $775,483 for the same period in 2009. Included in this increase was additional service charge income of $157,751 or 22.4% for the nine months ended September 30, 2010, due to an increase in volume of deposit transactions subject to analysis charges and returned item charges. Additionally, other miscellaneous income increased $105,275 due to a gain on sale of repossessed equipment for $127,839 partially offset by the recognition of the provision to the valuation allowance on OREO for $27,500.

•         For the nine months ended September 30, 2010 salaries and benefits increased $254,852 or 18.4% as compared with the same nine months of 2009. This was due primarily to an increase in staff from 25 to 31 full-time equivalent employees which was necessary to staff and support the new Rancho Cucamonga branch.

•         Occupancy and equipment and data and item processing expenses increased 30.4% and 20.3%, respectively, comparing nine months ended September 30, 2010 with the same period in the prior year due to the opening of the Rancho Cucamonga branch. Occupancy and equipment expense was $316,138 for the nine month period of 2010 compared to $242,522 in the same period of 2009. Data and item processing expenses increased from $218,900 in the nine month period of 2009 to $263,233 in the same period of 2010.

Financial Condition Summary

The Company’s total assets were $112.7 million at September 30, 2010, a growth of $9.1 million, or 8.8% as compared to total assets of $103.6 million at December 31, 2009. The most significant changes in the Company’s balance sheet during the nine months ended September 30, 2010 are outlined below:

  Total deposits increased from $92.3 million on December 31, 2009 to $101.7 million on September 30, 2010, a 10.2% increase.
  Total non-interest bearing deposits increased from $35.9 million at December 31, 2009 to $41.9 million at September 30, 2010, a 16.9% increase. Non-interest bearing deposits to total deposits increased from 38.9% at December 31, 2009 to 41.2% at September 30, 2010 as the Company continues to focus on attracting new customers to diversify its deposit base.

•         The Company experienced an increase in interest-earning assets of $2.9 million or 3.0% to $97.5 million in the nine months of 2010. Gross loans declined from $61.4 million to $59.3 million, a 3.4% decrease, while total investments increased 14.9% to $38.3 million in the nine months ended September 30, 2010.

•         Nonperforming assets were comprised of two OREO properties totaling $1.0 million; and three loans on non-accrual totaling $1.5 million, including two restructured loans totaling $1.4 million; for a total of $2.5 million in nonperforming assets at September 30, 2010, as compared to one OREO property totaling $24,861 and five loans totaling $1.5 million, for a total of $1.5 million at December 31, 2009.

•         The allowance for loan losses was 2.22% of total loans at September 30, 2010 compared to 1.82% at September 30, 2009 and 2.08% at December 31, 2009. The ratio of the allowance to non-performing loans at September 20, 2010 was 86.03%, compared to 85.54% and 2304% at December 31 and September 30, 2009, respectively.

•         Net fixed assets increased $2.8 million or 89.7%, from $3.1 million at December 31, 2010 to $5.9 million at September 30, 2010 resulting from the purchase of a building for relocation of the administrative departments and the main branch.

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

Net Interest Income and Net Interest Margin

For the third quarter, net interest income decreased $10,627, or 1.0%, to $1,005,347 in 2010 from $1,015,974 in 2009. For the nine months ended September 30, 2010, net interest income increased $202,814, or 7.4%, to $2.9 million in 2010 from $2.7 million in 2009. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2010 and 2009. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	September 30, 2010			September 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$60,019	$1,056	6.98%	$61,834	$1,125	7.22%
U.S. government agencies securities	2,500	16	2.56%	0	0	0.00%
Mortgage-backed securities	14,992	121	3.19%	7,110	72	4.02%
Other securities & Due from banks time	24,237	82	1.36%	19,157	109	2.26%
Federal funds sold	0	0	0.00%	72	0	0.25%
Total interest-earning assets	101,748	$1,275	4.97%	88,173	$1,306	5.88%
Non-interest earning assets	14,173			10,286
Total assets	$115,921			$98,459

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$36,967	$141	1.52%	$30,494	$132	1.72%
Savings	1,392	1	0.29%	1,051	1	0.23%
Time deposits < $100,000	6,871	22	1.29%	5,112	27	2.13%
Time deposits equal to or > $100,000	16,771	55	1.28%	13,964	79	2.24%
Other borrowings	0	0	0.00%	171	0	0.23%
Subordinated debenture	3,093	51	6.54%	3,093	51	6.54%
Total interest-bearing liabilities	65,094	$270	1.64%	53,885	$290	2.14%
Non-interest bearing deposits	43,038			37,227
Non-interest bearing liabilities	958			1,148
Stockholders' equity	6,831			6,199
Total liabilities & stockholders' equity	$115,921			$98,459

Net interest income		$1,005			$1,016

Net interest spread [2]			3.33%			3.74%
Net interest margin [3]			3.92%			4.57%

1 Net amortization of loan fees and costs have been included in the calculation of interest income. Loan fees (costs) were approximately $3,300 for the three months ended September 30, 2010 as compared to ($3,200) for the three months ended September 30, 2009.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2010			September 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$60,651	$3,171	6.99%	$54,670	$2,989	7.31%
U.S. government agencies securities	2,145	27	1.67%	505	14	3.77%
Mortgage-backed securities	11,607	301	3.47%	7,565	239	4.23%
Other securities & Due from banks time	25,089	292	1.55%	18,807	350	2.48%
Federal funds sold	0	0	0.00%	58	0	0.23%
Total interest-earning assets	99,492	$3,791	5.09%	81,605	$3,592	5.89%
Non-interest earning assets	13,870			9,742
Total assets	$113,362			$91,347

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$35,040	$415	1.59%	$29,520	$435	1.97%
Savings	1,237	3	0.29%	1,012	2	0.24%
Time deposits < $100,000	7,138	80	1.50%	4,561	80	2.34%
Time deposits equal to or > $100,000	17,991	203	1.50%	10,343	188	2.45%
Federal funds purchased	2	0	1.11%	12	0	1.28%
Other borrowings	299	1	0.25%	419	1	0.22%
Subordinated debenture	3,093	153	6.61%	3,093	153	6.61%
Total interest-bearing liabilities	64,800	$855	1.76%	48,960	$859	2.35%
Non-interest bearing deposits	40,320			35,100
Non-interest bearing liabilities	1,660			1,090
Stockholders' equity	6,582			6,197
Total liabilities & stockholders' equity	$113,362			$91,347

Net interest income		$2,936			$2,733

Net interest spread [2]			3.33%			3.54%
Net interest margin [3]			3.94%			4.48%

1 Net amortization of loan fees and costs have been included in the calculation of interest income. Loan fees were approximately ($4,400) for the nine months ended September 30, 2010 as compared to $10,400 for the nine months ended September 30, 2009. Loans are net of deferred fees and related direct costs.

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

	For the quarter ended			For the nine months ended
	September 30			September 30
	2010 vs. 2009			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$(33)	$(36)	$(69)	$317	$(135)	$182
Securities of U.S. government agencies	16	0	16	23	(10)	13
Mortgage-backed securities	67	(18)	49	111	(49)	62
Other securities & Due from banks time	23	(52)	(27)	96	(154)	(58)
Total interest-earning assets	73	(106)	(31)	547	(348)	199

Interest-bearing liabilities
Money market & NOW	27	(18)	9	74	(94)	(20)
Savings	0	0	0	1	0	1
Time deposits < $100,000	7	(12)	(5)	35	(35)	0
Time deposits equal to or > $100,000	16	(37)	(24)	103	(88)	15
Total interest-bearing liabilities	50	(67)	(20)	213	(217)	(4)
Change in net interest income	$23	$(39)	$(11)	$334	$(131)	$203

As shown above, the pure volume variance positively impacted net interest income by $23,000 in the third quarter of 2010 relative to the same period of 2009, while the rate variance negatively impacted net interest income by $39,000 in the same comparative periods.

The Company’s net interest income for the third quarter of 2010 was $1,005,347 compared to $1,015,974 in the third quarter of 2009, a decrease of $10,627, or 1.0%. The net interest margin decreased to 3.92% for the three months ended September 30, 2010 as compared to 4.57% for the same period in 2009 due principally to declining yields on loans and investments.

Average loans declined $1.8 million or 2.9% for the third quarter of 2010 compared with the same period of 2009. Interest and fee income on loans decreased $68,918. The decrease in average loans resulted in approximately $33,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $36,000 decrease in income. The average yield on loans declined from 7.22% for the quarter ended September 30, 2009 to 6.98% for the quarter ended September 30, 2010.

Income from investment securities and interest-bearing balances in other banks for the quarter ended September 30, 2010 increased by $37,570 in comparison to the quarter ended September 30, 2009. The primary reason for the increased interest income was due to the increase in the average balances of approximately $15.5 million or 58.8%. The growth in average investment securities and interest-bearing balances in other banks caused an increase of interest income of approximately $106,000, while the rate decrease caused a decline in interest income of approximately $68,000 for the third quarter of 2010 as compared to the same quarter in 2009. The average yield for investment securities and interest-bearing balances in other banks declined from 2.74% for the three months ended September 30, 2009 to 2.08% for the same period in 2010.

Average interest-bearing liabilities increased $11.2 million in the third quarter of 2010 as compared to the third quarter of 2009. The increase in average interest-bearing deposits resulted in approximately a $50,000 increase in interest expense which was offset by a decrease of approximately $70,000 due to a decrease in rates in the third quarter of 2010 as compared to the third quarter of 2009.

Pure volume variances positively impacted net interest income by approximately $334,000 for the nine-month period ended September 30, 2010 relative to the same period of 2009, while the rate variance negatively impacted net interest income by approximately $131,000 in the same comparative periods.

Interest income increased $198,766 or 5.5% in the nine month period ended September 30, 2010 compared to the same period of 2009, while interest expense decreased $4,048 or 0.5%. Interest and fee income from loans increased during the nine months ended September 30, 2010 by $182,513, or 6.1% from $2,989,001 for the same period in 2009 due to an increase in average loan balances.

The average balance of investment securities and interest-bearing balances in other banks increased due to growth in average deposits. The most significant increase was in interest-bearing balances in other banks, which experienced a positive volume variance of approximately $96,000 and a negative rate variance of $154,000 for the nine months ended September 30, 2010 compared to the same period in 2009. Interest income from investment securities and interest-bearing balances in other banks increased $16,355 or 2.7% to $619,330 for the nine months ended September 30, 2010 compared to the same period of 2009.

Interest expense on deposits decreased $3,798, or 0.5% to $701,966 for the nine months ended September 30, 2010 compared to the same period of 2009. Average interest bearing deposits to average total deposits increased from 56.4% for the nine months ended September 30, 2009 to 60.4% for the same period in 2010 as new and existing deposits continue to migrate to higher yielding accounts.

The Company’s net interest margin declined from 4.48% to 3.94%, for the nine months ended September 30, 2010 versus 2009 due principally to a drop in interest rates and the migration of deposits to higher yielding accounts.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined methodology to ensure adequacy as the portfolio grows. The methodology utilized is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves for non-classified loans, and specific allowances for individual classified loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information for allowance, are included below under “Allowance for Loan Losses.”

The Company provided $529,996 to the allowance for loan losses during the nine months ended September 30, 2010, a 22.8% increase over the same period during 2009. The increase in the provision to the allowance for loan losses was due to net loan charge offs of $495,125 for the first nine months of 2010, compared to $5,318 for the comparable prior period, and an increase in nonperforming loans to $1.53 million at September 30, 2010, compared to $1.49 million at December 31, 2009 and $49,536 at September 30, 2009 (see “Non Performing Assets” below).  The magnitude of the increase was offset by the fact that the provision in the comparable period in 2009 was relatively high due to the increase in net loans in the third quarter of 2009, and there was no similar increase in loan levels during 2010.

The Company continues to pursue recovery of the loans charged off during the preceding years. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $424,989 for the three months ended September 30, 2010 as compared to $275,322 for the three months ended September 30, 2009, a 54.4% increase. For the nine months ended September 30, 2010, non-interest income increased 33.8% to $1,037,752 compared to $775,483 for the same period in 2009. The increases were due primarily to the increase was service charge income which was caused by an increase in the volume of deposit transactions subject to analysis charges and returned item charges. Total annualized non-interest income as a percentage of average earning assets increased to 1.7% for the three months ended September 30, 2010 compared to 1.2% for the same three months in 2009. The return on average earning assets for nine months ended September 30, 2010 increased slightly to 1.4% from 1.3% for the same period in 2009.

	Non-Interest Income for the three months				Non-Interest Income for the nine months
	ended September 30,				ended September 30,
	2010		2009		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges on
deposit accounts	$ 300	70.6%	$ 247	90.0%	$ 863	83.1%	$ 704	90.8%
Other miscellaneous
income	104	24.6%	7	2.5%	119	11.5%	14	1.8%
Dividend income
from restricted stock	3	0.7%	4	1.4%	4	0.4%	7	0.9%
Income from bank
owned life insurance	18	4.1%	17	6.1%	52	5.0%	50	6.5%
Total non-interest
income	$ 425	100.0%	$ 275	100.0%	$ 1,038	100.0%	$ 775	100.0%
As a percentage of
average earning assets		1.7%		1.2%		1.4%		1.3%

Other miscellaneous income, which includes gains and losses from sale of other assets and OREO, increased $97,505 or 1415.4% in the third quarter and $105,275 or 755.0% or in the nine months ended September 30, 2010, compared to the same periods of 2009, respectively. This was due primarily to a gain on sale of repossessed equipment of $127,839 partially offset by the recognition of the provision to the valuation allowance on OREO for $27,500.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges increased $52,447 or 21.2% to $300,166 for the three months ended September 30, 2010 and increased $157,751 or 22.4% to $862,307 for the nine months period ended September 30, 2010. The increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009:

	Non-Interest Expense for the quarter ended				Non-Interest Expense for the nine months
	September 30				September 30
	2010		2009		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$544	49.4%	$451	52.2%	$1,638	53.1%	$1,383	52.2%
Occupancy and equipment	125	11.3%	86	10.0%	316	10.3%	243	9.2%
Data and item processing	91	8.2%	77	8.9%	263	8.5%	219	8.3%
Deposit products and services	27	2.4%	27	3.1%	77	2.5%	86	3.3%
Legal and other professional fees	107	9.7%	48	5.6%	192	6.2%	138	5.2%
Regulatory assessments	56	5.1%	49	5.7%	162	5.3%	168	6.3%
Advertising and marketing	16	1.4%	16	1.9%	45	1.5%	50	1.9%
Directors’ fees and expenses	17	1.5%	19	2.2%	51	1.7%	55	2.1%
Printing and supplies	20	1.8%	11	1.3%	55	1.8%	29	1.1%
Telephone	11	1.0%	7	0.8%	29	0.9%	21	0.8%
Insurance	10	0.9%	8	0.9%	28	0.9%	24	0.9%
Reserve for undisbursed lines of credit	(1)	-0.1%	(3)	-0.3%	5	0.2%	(3)	-0.1%
Other expenses	82	7.4%	66	7.7%	218	7.1%	233	8.8%
Total non-interest expenses	$1,105	100.0%	$862	100.0%	$3,079	100.0%	$2,646	100.0%
Non-interest expense as a
percentage of average earning assets		4.3%		3.9%		4.1%		4.3%
Efficiency ratio		77.3%		66.7%		77.5%		75.4%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.3% from 3.9% for the three months ended September 30, 2010 as compared to three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, these percentages were 4.1% and 4.3%, respectively.

The overhead efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because the percentage increase in net interest plus other income was smaller than the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 77.3% for the third quarter of 2010 from 66.7% for the third quarter of 2009. The efficiency ratio also increased in the most recent nine month period to 77.5%, compared to 75.4% for the same period in 2009

Non-interest expenses were $1,105,290 for the three months ended September 30, 2010 as compared to $861,595 for the three months ended September 30, 2009, a 28.3% increase. Non-interest expenses increased $433,095 to $3,079,333 for the nine months ended September 30, 2010 compared to the same period in 2009. The largest component of non-interest expense was salaries and benefits expense of $543,501 for the third quarter and $1,637,951 for the nine months ended September 30, 2010 compared to $450,624 and $1,383,099 for the same periods in 2009, representing 20.6% and 18.4% increases, respectively. The increases were due to increased staffing for the new Rancho Cucamonga branch, which opened in April of this year.

Other components of non-interest expense that affected the increase were occupancy and equipment expenses which increased $38,429 and $73,616, respectively, for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, due in the opening of the Rancho Cucamonga Branch in April 2010. Data and item processing expenses also increased due to the additional branch by $14,259, or 18.5% for the comparable three month and $44,333, or 20.3% for the comparable nine month periods. Legal and other professional fees increased 125.0% and 39.1% or $59,661 and $53,918, respectively, during the three and nine months ended September 30, 2010 compared to the same periods in 2009. Legal fees increased due to change in control filings relating to the Company’s CEO, and the resolution of tenant problems prior to foreclosure on what is now an OREO property.

Other expenses increased $30,917 or 28.6% in the third quarter of 2010 versus 2009 and $15,400 or 4.2% in the first nine months of 2010 versus 2009. The increase was predominately due to expenses of other real estate owned for repairs and readying the properties for sale.

Provision for Income Taxes

Income tax expenses of $115,361 and $114,325 were recorded for the third quarter and the nine months ended September 30, 2010, respectively, representing approximately 37.3% and 31.4% of pre-tax income for the third quarter and nine months ended September 30, 2010, respectively. In comparison, income tax expenses of $46,797 and $142,269 were recorded for the third quarter and the nine months ended September 30, 2009, respectively, representing approximately 33.0% and 33.1% of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General

Total assets increased from $103.6 million to $112.7 million or 8.8% between December 31, 2009 and September 30, 2010, resulting from an increase in deposit balances of $9.5 million. Although approximately 12% and 11% of the deposits at December 31, 2009 and September 30, 2010, respectively, are related to a number of the Company’s customers that are engaged in real estate related activities, the Company’s growth in deposits was primarily from other companies and individuals not related to the real estate related industry. The Company continues to actively seek to develop alternative and supplemental business relationships with other companies and individuals in an effort to diversify its deposit base and more fully leverage the Company’s capital.

Investment securities increased $10.2 million or 129.5% between December 31 2009 and September 30, 2010. The Company purchased $12.5 million of FNMA securities in April, 2010, replacing $6.2 million in lower yielding interest-bearing deposits in other banks and using cash from increased deposits. Gross loans declined $2.1 million, or 3.4%, to $59.3 million between December 31, 2009 and September 30, 2010.

Loan Portfolio

During the nine months ended September 30, 2010, the Company’s loan portfolio, net of unearned loan fees, declined by $2.1 million, or 3.4%, to $59.3 million at September 30, 2010. The largest loan category at September 30, 2010 was real estate loans, which consist of commercial and consumer real estate loans none of which were construction loans. This constitutes 84.3% of the loan portfolio. In anticipation of further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk in the portfolio. The next largest loan concentration at September 30, 2010 was commercial loans constituting 14.7% of the loan portfolio. The composition of the Company’s loan portfolio at September 30, 2010 and December 31, 2009 is set forth below:

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage

Real estate	$ 49,945	84.3%	$ 50,931	82.9%
Commercial	8,733	14.7%	9,621	15.7%
Installment	619	1.0%	856	1.4%
Gross loans	$ 59,297	100.0%	$ 61,408	100.0%

The weighted average yield on the loan portfolio for the nine months and quarter ended September 30, 2010 was 6.99% and 6.98%, respectively and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At September 30, 2010 approximately 64.1% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate. Approximately 87.9% of the variable rate loans have interest-rate floors with a weighted average yield of 7.35%.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent obligations of the Company to its customers, which are not represented in any form within the balance sheets of the Company. At September 30, 2010 and December 31, 2009, the Company had $5.7 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit, which includes unadvanced letters of credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments are supported by promissory notes payable upon demand of the Company. These commitments represent a credit risk to the Company.  At September 30, 2010 and at December 31, 2009, the Company had no unadvanced letters of credit.

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

	September 30	December 31	September 30
	2010	2009	2009
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Real estate	$ 0	$ 1,285	$ 49
Commercial	85	209	0
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	85	1,494	49

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Non-Accruing TDRs [2]	1,440	0	0
TOTAL NONPERFORMING LOANS	1,525	1,494	49
OREO	1,035	25	199

TOTAL NONPERFORMING ASSETS	$ 2,560	$ 1,519	$ 248
Nonperforming loans as a percentage of total loans [3]	2.57%	2.43%	0.08%
Nonperforming assets as a percentage of total loans and OREO	4.24%	2.47%	0.40%
Allowance for loan losses to nonperforming loans	86.03%	85.54%	2304.08%

[1]Additional interest income of approximately $15,300 and $16,800 respectively, would have been recorded for the periods ended September 30, 2010 and December 31, 2009 if the loans had been paid or accrued in accordance with original terms.

2TDRs are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower. All of the Company's TDRs are on nonaccrual status.

[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At September 30, 2010 the Company had two foreclosed properties (OREO) which are commercial properties, and three loans on non-accrual status, two of which are restructured loans. The Company’s nonperforming assets at September 30, 2010 were 4.24% of total loans and OREO compared to 2.47% at December 31, 2009. At December 31, 2009, the Company had one foreclosed property consisting of one remaining residential unit, and five loans on non-accrual status.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level Management considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses also on nonaccrual status, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience of the Company’s Management, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.9% to 3.1% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.03% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established an allowance for loan losses which amounted to $1,312,397 at September 30, 2010, $1,277,526 at December 31, 2009, and $1,128,796 at September 30, 2009. The ratios of the allowance for loan losses to total loans at September 30, 2010, December 31, 2009, and September 30, 2009 were 2.21%, 2.08%, and 1.82% respectively.

The table below summarizes, as of and for the three and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	As of and for the		As of and for the		As of and for the
	Quarter Ended		Nine-Month Period Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
Balances:	($ in thousands)
Average total loans
outstanding during period	$ 60,019	$ 61,834	$ 60,651	$ 54,670	$ 56,450
Total loans outstanding
at end of the period	$ 59,297	$ 62,181	$ 59,297	$ 62,181	$ 61,408
Allowance for loan losses:
Balance at the beginning of period	$ 1,313	$ 846	$ 1,278	$ 702	$ 702
Provision charged to expense	16	288	530	432	779
Charge-offs
Real estate loans	21	0	355	0	0
Commercial loans	4	3	153	3	203
Installment loans	0	2	0	2	2
Total	25	5	508	5	205
Recoveries
Real estate loans	0	0	0	0	0
Commercial loans	8	0	12	0	2
Installment loans	0	0	0	0	0
Total	8	0	12	0	2
Net loan charge-offs	17	5	496	5	203
Balance	$ 1,312	$ 1,129	$ 1,312	$ 1,129	$ 1,278

Ratios:
Net loan charge-offs to average total loans	0.03%	0.01%	0.82%	0.01%	0.36%
Allowance for loan losses to total loans at the end of the period	2.21%	1.47%	2.21%	1.82%	2.08%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	1.30%	0.47%	37.80%	0.47%	15.96%
Net loan charge-offs (recoveries) to Provision for loan losses	106.25%	1.85%	93.58%	1.85%	26.18%
Allowance for loan losses to non-performing loans	86.03%	2304.08%	86.03%	2304.08%	85.52%

Allowance for loan losses to non-performing loans decreased from 2304.08% at September 30, 2009 to 86.03% at September 30, 2010 caused principally by the migration of two loans to non performing loan status.. Included in the loans charged off during the nine months ended September 30, 2010 loans are two credits totaling $334,656 as part B of two troubled debt restructuring. The remaining balances totaling $1.4 million were placed on nonaccrual status. Also included in the outstanding balance of loans on nonaccrual status is the outstanding balance of a partially charged-off loan transferred in 2009. The three loans are paying as agreed and the Company expects no principal loss. At September 30, 2009 only one loan was on nonaccrual status and was paid in full in December 2009.

While Management believes that the amount of the allowance at September 30, 2010 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at September 30, 2010 was $18.3 million having a tax equivalent yield of 3.43%. This compares to an investment portfolio of $7.9 million at December 31, 2009 having a 4.32% tax equivalent yield. The primary category of investment in the portfolio at September 30, 2010 was mortgage-backed securities. In the second quarter of 2010, the Company purchased one Federal agency and four mortgage-backed securities at $2.5 million each. There were no purchases in the first and third quarters of 2010. At September 30, 2010, approximately 8% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 436	$ 442	$ 437	$ 439
Federal Agency	2,500	2,560	0	0
Mortgage-backed securities	10,094	10,317	1,725	1,760
Corporate bonds	82	84	130	133
Total held to maturity	13,112	13,403	2,292	2,332

Available for sale:
Municipal	789	789	754	754
Mortgage-backed securities	4,134	4,134	4,814	4,814
Total available for sale	4,923	4,923	5,568	5,568
Total	$ 18,035	$ 18,326	$ 7,860	$ 7,900

There were no material changes since December 31, 2009 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $9.5 million or 10.2% to $101.7 million at September 30, 2010 from $92.3 million at December 31, 2009 due to the increases in demand deposit, NOW and money market, and savings balances. Demand deposits increased $6.1 million or 16.9% from the December 31, 2009 balance of $35.9 million to $41.9 million as of September 30, 2010. NOW and money market balances increased $4.7 million or 15.2% to $35.9 million as of September 30, 2010 from $31.1 million at December 31, 2009. Savings deposits increased $333,682 or 33.3% to $1.3 million at September 30, 2010 from $1.0 million at December 31, 2009. Increases in these accounts were offset slightly by decreased balances in time deposits. Time deposits decreased $1.7 million or 6.9% to $22.6 million at September 30, 2010 from $24.3 million at December 31, 2009. The ratio of non-interest bearing funds to total deposits was 41.2% at September 30, 2010 and 38.9% at December 31, 2009.

A comparative distribution of the Company’s deposits at September 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Composition

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 41,938	41.2%	$ 35,872	38.9%
NOW	1,541	1.5%	1,579	1.7%
Savings	1,337	1.3%	1,003	1.1%
Money Market	34,345	33.8%	29,570	32.0%
Time Deposits < $100,000	6,627	6.5%	6,723	7.3%
Time Deposits > $100,000	15,957	15.7%	17,541	19.0%
	$ 101,745	100.0%	$ 92,288	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and nine months ended September 30, 2010 and 2009 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At September 30, 2010 and December 31, 2009, the Company had deposits from related parties representing 5.9% and 5.5% of total deposits of the Company, respectively. Further, at September 30, 2010 and December 31, 2009, deposits from escrow companies represented 10.6% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2010 the Company had no FHLB advances or overnight borrowings outstanding, as compared to $994,000 of FHLB borrowings outstanding at December 31, 2009. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.0 million at September 30, 2010 and $6.5 million at December 31, 2009. The overall increase of $541,679 was due to net income of $249,519 plus option exercises of 82,541 shares, which increased stockholders’ equity by $733,195, including the tax benefit of $172,927; offset by a decrease of $460,537 resulting from stock repurchases of 31,712 shares, and a $19,501 change in the unrealized loss on investment securities.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2010, the Company’s liquid assets totaled approximately $30.4 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.0%. At December 31, 2009, the Company’s liquid assets totaled approximately $34.1 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 32.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of at least 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California and $3.5 million at Pacific Coast Bankers’ Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $28.3 million at September 30, 2010.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accepted accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

As discussed in Note 6 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital consistent with the FRB rule discussed immediately above. $2.2 million of the Company’s subordinated note was included in Tier 1 capital at September 30, 2010 and the remainder was included in Tier 2 capital.

The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 13.93% and 12.68%, respectively at September 30, 2010, as compared to 14.01% and 12.75%, respectively at December 31, 2009. At September 30, 2010 and December 31, 2009, the Bank’s Leverage Capital Ratios were 8.81% and 8.94%, respectively. As of September 30, 2010 and December 31, 2009, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6% and 5%, respectively.

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of September 30, 2010, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 14.30% and 12.06%, respectively, and its Leverage Capital ratio was 8.39%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Regulatory Capital Ratios
(unaudited)
			Minimum Requirement
	September 30, 2010	December 31, 2009	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	14.36%	14.32%	10.00%
Tier 1 capital to total risk-weighted assets	12.06%	11.73%	6.00%
Tier 1 leverage ratio	8.39%	8.23%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	13.93%	14.01%	10.00%
Tier 1 capital to total risk-weighted assets	12.68%	12.75%	6.00%
Tier 1 leverage ratio	8.81%	8.94%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 87% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.35%. At September 30, 2010, approximately 64.1% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 13.0% of all fixed rate loans at September 30, 2010 mature within twelve months.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. Interest rate gaps arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals. As of September 30, 2010, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$ 147	$ 120	$ (47)	$ 542	$ 1,026	$ 1,438
% Change	1.77%	1.44%	-0.56%	6.52%	12.33%	17.29%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). As of September 30, 2010, there has been no material change in interest rate risk since December 31, 2009.

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 87% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.35%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while fair values of non-financial assets and liabilities are assumed to equal book value and do not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

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

The table below shows estimated changes in the Company’s EVE as September 30, 2010, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$ 4,220	$ 2,652	$ 1,153	$ (116)	$ (999)	$(1,840)
% Change	45.7%	28.7%	12.5%	-1.3%	-10.8%	-19.9%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings  – None

Item 1A:  Risk Factors – Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On January 18, 2010, the Board of Directors authorized an extension and expansion of its current stock repurchase program (the “Repurchase Program”). Under this expansion, a total of $200,000 in repurchases of the Company’s common stock has been approved, and the expiration date of the Repurchase program has been extended from February 20, 2010 to February 18, 2011. This expansion was effective as of January 18, 2010. On May 20, 2010, the Board of Directors approved an additional $400,000 to be used for repurchases of the Company’s common stock.

The Repurchase Program is designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares. Repurchases pursuant to the program are made at the prevailing market prices from time to time in open market transactions or in privately negotiated transactions. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The following table provides information concerning the Company’s repurchases of its common stock during the third quarter of 2010:

	July	August	September

Average per share price	$ -	$ -	$ 14.75
Number of shares purchased as part of publicly announced plan or program	-	-	2,000
Cumulative shares repurchased under program since Janaury 1, 2010	29,712	29,712	31,712	*
Maximum number of shares (or approximate dollar value) remaining for purchase under a plan or program	$ 190,403	$ 190,403	$ 160,903

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

The Company anticipates commencing a public stock offering in the first half of 2011 of up to 139,592 shares of common stock on a subscription rights basis, with the subscription rights price to be at a modest discount to the then market price of the stock, and with shares not purchased on a rights basis to be offered at the full market price on a non-rights basis.  Following the close of the stock offering, the purchase price for the shares repurchased from the above-referenced directors will be adjusted if necessary such that the ultimate repurchase price for the shares will be identical to the shareholder subscription rights price in the offering. Depending upon whether that price ends up being more or less than $14.50 per share, the adjustment will be effectuated either by the Company's issuance of additional shares to the directors, or the Company's acquisition of additional shares from such directors, in either case without additional consideration. In the event that the offering is not successfully completed, the Company will instead obtain an independent valuation of the shares, and an adjustment to the repurchase price will be made on that basis if appropriate. Based on the above, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with the interested directors abstaining.

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

Dated:  November 15, 2010                                                 CHINO COMMERCIAL BACORP

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