Form 10-K
period 2010-12-31
Chino Commercial Bancorp
filed 2011-03-31
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-K
__________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
Commission file number:  000-52098
__________________

CHINO COMMERCIAL BANCORP
(Exact name of registrant as specified in its charter)
__________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14245 Pipeline Avenue, Chino, California     91710
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
[  ] Yes          [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [  ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B  is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
[  ]Yes     [X] No

The registrant’s revenues for its most recent fiscal year were $6,495,314.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.7 million, based on the closing price reported to the registrant on that date of $14.90 per share.  Shares of common stock held by each executive officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 28, 2011, there were 748,314 shares of Chino Commercial Bancorp Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2011 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Recent Developments,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements often use words such as “anticipate,” “believe,” “estimate,” “expect”, “seek”, “plan” and “intend” and words or phrases of similar meaning. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Risk factors that could cause actual results to differ materially from those described in forward-looking statements are disclosed in Item 1A of this Annual Report, and include, but are not limited to, continued deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations; and the Company’s ability to successfully deploy new technology. Based upon changing conditions, or if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein. The Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

At December 31, 2010, the Company had consolidated assets of $113.9 million, deposits of $103.0 million and stockholders’ equity of $7.0 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

The Company’s administrative offices are located at 14245 Pipeline Avenue, Chino California 91710 and the telephone number is (909) 393-8880.

In October 2006, the Board of Directors approved a stock repurchase program pursuant to which the Company could purchase up to $3.0 million in its common stock in open market transactions or in privately negotiated transactions.  The repurchase program was initially approved for a period of up to 12 months and was funded by the proceeds of the trust preferred securities issued by the Company's subsidiary trust (see Note 10 to the consolidated Financial Statements included in Item 8 herein).  The Board of Directors has subsequently extended the program on multiple occasions and the program remained in effect throughout 2010.  The Board also authorized an additional $100,000, $200,000, $200,000 and $400,000 for stock repurchases under the plan in October 2007, February 2009, February 2010, and May 2010 respectively.   Since the commencement of the stock repurchase program through December 31, 2010, the Company has acquired and retired 190,228 of its shares at a weighted average price of $19.66 per share. Detailed information on repurchases during 2010 is contained in Item 5 herein. The repurchase program expired in February 2011 and the Company has no current plans to adopt a new repurchase program.

The repurchase program was designed to improve the Company's return on equity and earnings per share, and to provide an additional outlet for shareholders interested in selling their shares.  As anticipated and announced at the inception of the plan, certain directors have sold a significant amount of the Company’s stock in the repurchase program.  See Item 5 below and Notes 23 to the consolidated financial statements in Item 8 herein.

The Bank

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000.  The Bank operates three full-service banking offices. The Bank’s main branch office and administrative offices are located at 14245 Pipeline Avenue, Chino, California. In January 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California. In April 2010, the Bank opened its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California.

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to the maximum amounts allowable by law.  The Bank is subject to periodic examinations of its operations and compliance by the office of the Comptroller of the Currency (“Comptroller”).  The Bank is a member of the Federal Reserve System (FRS) and a member of the Federal Home Loan Bank.  See “Regulation and Supervision.”

The Bank provides a wide variety of lending products for both businesses and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, construction loans, accounts receivable financing, working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estate loans, and home mortgages. As of December 31, 2010, the Company had total assets of $113.9 million and net loans of $59.1 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 85.0% of the Company’s loan portfolio as of December 31, 2010; and commercial loans, which constituted 13.9%, of the Company’s loan portfolio as of December 31, 2010.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally-managed, independently-operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings accounts (including money market demand accounts), certificates of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services.  The $103.0 million in deposits at December 31, 2010, included $41.9 million in non-interest bearing deposits and $61.1 million in interest-bearing deposits, representing 40.7% and 59.3%, respectively, of total deposits.  As of December 31, 2010, deposits from related parties represented approximately 4.5% of total deposits of the Bank.  See “RISK FACTORS – significant concentration of deposits with related parties.”  Further, at December 31, 2010, 7.9% of the Company’s business is affected by deposits that were from escrow companies.  See “RISK FACTORS—The Company’s business is affected by a significant concentration of deposits within one industry.”

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

Market Area and Competition

The banking business in California in general, and specifically in our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, particularly with the escalation of FDIC-assisted takeovers of failed banks. There are also many unregulated companies competing for business in our markets with financial products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products.  These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. These banks have, among other advantages, the ability to finance businesses and geographic area with effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services, that the Company does not offer directly (but some of which the Company offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Company.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self-service branches, and/or in-store branches. Competitors offering such products include traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, Internet-based companies, and mortgage banking firms.

Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to Federal and State interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand geographically into other states, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

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

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills, Ontario and Rancho Cucamonga. This primary service area is currently served by approximately 20 competing banks represented by 43 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2010, the Company had 30 full-time and two part-time employees. Of these individuals, eight were officers of the Bank holding titles of Assistant Vice President or above.

Regulation and Supervision

Both federal and state laws extensively regulate banks and bank holding companies. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations and guidance and their effects on the Company and the Bank and is qualified in its entirety by such statutes, regulations and guidance, all of which are subject to change in the future.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board (“FRB”). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership of the voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The FRB has determined by regulation certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The principal exceptions to these prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act.  The Company has no current intention of becoming a financial holding company.

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates. In addition, we must comply with the Federal Reserve Act and Regulation O issued by the Federal Reserve Board, which require that loans and extensions of credit to our executive officers, directors and principal shareholders, or any company controlled by any such persons, shall, among other conditions, be made on substantially the same terms and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders.

Regulations and policies of the Federal Reserve Board require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the Federal Reserve Board’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve Board also has the authority to regulate bank holding companies’ debt, including the authority to impose interest rate ceilings and reserve requirements on such debt.  Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Regulation of the Bank Generally

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller, and is also a member of the FRS, and as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System ("FRB"). Furthermore, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum limits thereof.  For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations, as well as, applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as, for example, seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks that participate in the FRS. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted with any degree of certainty.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the FRB and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the FRB’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, including the unrealized net gains or losses (after tax adjustments) on investment securities available for sale carried at fair market value and disallowed deferred tax assets. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualifying minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit as discussed below. Supplementary capital elements can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, which qualify as Tier 2 capital, is limited to 100% of Tier 1 capital.

In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital.  The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability.  As of December 31, 2010, TRUPS made up approximately 25% of the Company’s Tier 1 capital.  Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-

Frank Act the Company can continue to include its TRUPS in Tier 1 capital to the extent permitted by FRB guidelines.  See “Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans or construction and land development loans. As of December 31, 2010 and 2009, the Bank’s Total Risk-Based Capital Ratios were 14.48% and 14.01%, respectively, and its Tier 1 Risk-Based Capital Ratios were 13.22% and 12.75%, respectively.  As of December 31, 2010 and 2009, the consolidated Company’s Total Risk-Based Capital Ratios were 14.72% and 14.32%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.43% and 11.73%, respectively.

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

The Comptroller and the FRB also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2010 and 2009, the Bank’s Leverage Capital Ratios were 8.80% and 8.94%, respectively, and the consolidated Company’s Leverage Capital Ratios were 8.28% and 8.23%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2010 and 2009.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%).  As of December 31, 2010 and 2009, the Bank was deemed “well capitalized” for regulatory capital purposes.  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of monetary civil penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet the requisite standards, the appropriate federal banking agency may require the institution to submit a compliance plan and could institute enforcement proceedings if an acceptable compliance plan is not submitted or adhered to.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010, and is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  The provisions of Dodd-Frank most relevant to the Company and the banking industry in general are outlined in this section.

Dodd-Frank excludes trust preferred securities from Tier I capital calculations, although it grandfathers trust preferred securities issued before May 19, 2010 by bank holding companies with less than $15 billion in total assets.  The Company’s trust-preferred securities were issued prior to that date, so they remain eligible for inclusion in Tier 1 capital to the extent allowed by FRB regulations.  Another provision of Dodd-Frank eliminates the current restriction on the payment of interest on business demand deposit accounts, effective one year after the date of enactment.  Dodd-Frank also adopted the so-called “Volcker rule,” which, subject to certain exceptions, prohibits any banking entity from engaging in proprietary trading, or sponsoring or investing in a hedge fund or private equity fund.  In addition, it establishes a framework for the regulators to liquidate large institutions that pose systemic risks.

Other key provisions in Dodd-Frank change the assessment base for deposit insurance premiums, revise the designated reserve ratio (“DRR”) for the FDIC’s Deposit Insurance Fund, and increase the level of deposit insurance per depositor.  The assessment base has historically consisted of an institution’s total domestic deposits, but commencing in the second quarter of 2011 it changes to average consolidated total assets minus average tangible equity.  The result is that larger financial institutions, which typically have a greater proportion of assets funded by non-deposit liabilities, will pay a greater percentage of the aggregate insurance assessment and smaller banks will pay proportionately less.  Changes to the DRR include the following:  the minimum was raised to 1.35% from 1.15%, with the burden of the increase to be assessed to financial institutions with assets greater than $10 billion; a deadline of  September 30, 2020 was established for reaching the 1.35% minimum ratio; the 1.50% upper limit was removed, effectively eliminating a cap on the size of the fund; and, the requirement to pay dividends when the reserve ratio exceeds 1.35% was eliminated, but gives the FDIC discretionary authority to pay dividends when the reserve ratio exceeds 1.50%.  Dodd-Frank also provides for a permanent increase in

FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extends unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012.

Dodd-Frank has a number of provisions intended to protect investors, including risk retention requirements for certain asset-backed securities, reforms to the regulation of credit rating agencies, and the establishment of an Investor Advisory Committee and an Office of Investor Advocate.  It also provides a number of changes to corporate governance procedures for public companies, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, and executive compensation disclosures and compensation claw-backs.  The Federal Reserve is also required to issue regulations regarding incentive-based pay practices for institutions with more than $1 billion in assets.

Dodd-Frank also establishes the Bureau of Consumer Financial Protection, an independent entity housed within the Federal Reserve.  It gives the Bureau the authority to prohibit practices that it finds to be “unfair,” “deceptive,” or “abusive”, and expands certain disclosure requirements.  Furthermore, the Durbin Amendment to Dodd-Frank limits interchange fees for debit card transactions to an amount established as “reasonable” under regulations to be issued by the Federal Reserve.  Cards issued by banks with less than $10 billion in assets are exempt from this requirement, although this exemption has been criticized as being ineffective because smaller banks will have to match the rates being offered by their larger competitors.

The Mortgage Reform and Anti-Predatory Lending Act is another important provision of Dodd-Frank for community banks.  It places new regulations on mortgage originators and imposes new disclosure requirements and appraisal reforms, the most important of which are:  the creation of a mortgage originator duty of care; the establishment of certain underwriting requirements so that, at the time of origination, the consumer has a reasonable ability to repay the loan; the creation of documentation requirements intended to eliminate “no document” and “low document” loans; the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums and prepayment penalties in many cases; and, a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or “reasonable repayment” requirements.

The Company is currently evaluating the potential impact the Dodd-Frank Act will have on its business, financial condition, results of operations and prospects, and expects that some provisions of Dodd-Frank may have adverse effects on the Company, including the cost of complying with the numerous new regulations and reporting requirements.  Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to project the overall financial impact on the Company and the financial services industry more generally.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits.

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which, among other things, augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

The Treasury Department allocated $250 billion in TARP-authorized funds to the TARP Capital Purchase Program, which was developed to purchase senior preferred stock from qualifying financial institutions in order to strengthen their capital and liquidity positions and encourage them to increase lending to creditworthy borrowers.  Qualifying financial institutions could be approved to issue preferred stock to the Treasury Department in amounts not less than 1% of their risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  After evaluating the strategic advantages and operating restrictions inherent in issuing preferred shares to the U.S. government, the Company elected not to participate in the capital purchase element of TARP.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company is currently participating in the transaction account guarantee program but does not participate in the senior unsecured debt portion of the TLGP. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act has extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions are required to participate in this extended guarantee program. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge was applied to deposit amounts in excess of $250,000 through December 31, 2009, and a risk-based surcharge of between 15 and 25 basis points was applied beginning January 1, 2010.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act.  However, financial institutions like the Bank with assets of less than $10 billion are required to be exempt from the cost of this increase, and the FDIC plans further rulemaking in 2011 regarding the method that will be used to reach the requisite 1.35% minimum reserve ratio while offsetting the effect of required increases on such smaller institutions.  In addition, because of lower expected losses over the next five years and the additional time provided by Dodd-Frank to meet the minimum DRR, the FDIC eliminated the uniform 3 basis point increase in assessment rates that was previously scheduled to go into effect on January 1, 2011.  Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund.  The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012.  Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which will become effective April 1, 2011. It is currently anticipated that the Bank’s FDIC deposit insurance premiums will be substantially higher in 2011 than they were in 2010.

The FDIC required the prepayment of three years of future assessments on December 31, 2009.  Our prepaid assessment, a non-earning asset, was $282,240 and $438,641 as of December 31, 2010 and 2009, respectively.  Until such time as our prepaid FDIC assessment is fully utilized, our accounting offset for FDIC assessment expense is the prepaid assessment rather than cash.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  The assessment amount fluctuates, but is currently 1.02 basis points of insured deposits.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution's efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the OCC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in May 2007, and received a "satisfactory" CRA Assessment Rating.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”) imposed requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.

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
•
require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

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

In November 2009, the Board of Governors of the Federal Reserve Board promulgated a rule entitled “Electronic Fund Transfers”, with a mandatory compliance date of July 1, 2010.  The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions. A small percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions. This has had a minimal adverse impact on our non-interest income.

Interstate Banking and Branching

The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.  In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.  A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.  However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office, or (ii) establishing a de novo branch in California.

The Interstate Banking Act and related California laws have increased competition in the environment in which we operate to the extent that out-of-state financial institutions directly or indirectly enter our market areas.  It appears that the Interstate Banking Act has also contributed to the accelerated consolidation of the banking industry, with many large out-of-state banks having entered the California market as a result of this legislation.

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs.  The Bank expanded its Bank Secrecy Act Compliance Department and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act.  The Bank also implemented new systems and procedures to identify suspicious activity reports, and reports any such activity to the Financial Crimes Enforcement Network.

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders than were previously required.  In addition, Sarbanes-Oxley heightened penalties for non-compliance with the Exchange Act.  SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules.

Commercial Real Estate Lending Concentrations

In December 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”).  The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

The Company believes that the Guidance is applicable to it, as it has a relatively high concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that that the Company’s underwriting policies, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations are sufficient to address the Guidance.

Allowance for Loan and Lease Losses

In December 2006, the federal bank regulatory agencies released an Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL.  The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance, and it extended the scope to include credit unions.

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

•
The revised statement updated the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company.  The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock.  The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also adversely impact the Company’s business.  If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected.  In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Risks Relating to our Bank and to the Business of Banking in General

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U. S. was greatly reduced.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans. Our total non-performing assets increased to $ 4.7 million or 7.7% of total gross loans and other real estate owned (OREO) at December 31, 2010, compared to $1.5 million or 2.5% at December 31, 2009. Non-performing loans increased to $4.2 million at December 31, 2010 compared to $1.5 million at the previous year end, while OREO increased to $517,000 at December 31, 2010 from $25,000 at December 31, 2009.

The California economy, and economic conditions in the Inland Empire of Southern California where majority of the Company’s assets and deposits are generated, have been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs.  Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  While California’s unemployment rate is 12.5%, the Inland Empire’s unemployment rate is 15.0% the highest ever since the state started keeping records.

Although there are indications of improving economic conditions nationally, certain sectors, such as real estate, remain weak and unemployment remains high, especially in our local markets.  The state government, most local governments, and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.  In addition, the values of the real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Further negative market developments also may continue to adversely affect consumer confidence levels and payment patterns, which could cause delinquencies and default rates to remain at high levels or even increase.

If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:
•	a decrease in the demand for loans or other products and services offered by us;
•	a decrease in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of our investment securities; and
•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Concentrations of real estate loans could subject the Company to increased risks in the event of a prolonged real estate recession or natural disaster.  The Bank’s loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2010, $51.5 million or 85.0% of our loan portfolio consisted of real estate loans, most of which are secured by real property in California.  Of this amount, $47.3 million represented loans secured by commercial real estate, and $4.2 million represented loans secured by single family residences. Total non-performing assets increased to $4.7 million at December 31, 2010, compared to $1.5 million at December 31, 2009. Non-performing loans increased to $4.2 million at December 31, 2010 compared to $1.5 million at the previous year end, while OREO increased from $25,000 at December 31, 2009 to $517,000 at December 31, 2010. Non-performing assets represented 7.7% and 24% of total gross loans and other real estate owned at December 31, 2010 and 2009, respectively.  See “Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase.

The Inland Empire residential real estate market experienced continued declining prices and increasing foreclosures during 2009 and 2010. If residential real estate values slide further, and/or if this weakness further impacts commercial real estate, the Company’s nonperforming assets could increase from current levels.  Such an increase could have a material adverse effect on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities.  As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers.  It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects.  Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators now give commercial real estate or “CRE” loans extremely close scrutiny, due to risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. See “Item 1 – BUSINESS – Recent Developments” above.

The Company may experience loan losses in excess of its allowance for loan and lease losses.  We endeaver to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur.  We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

•	historical experience with our loans;
•	evaluation of economic conditions;
•	regular reviews of the quality mix and size of the overall loan portfolio;
•	a detailed cash flow analysis for nonperforming loans;
•	regular reviews of delinquencies; and
•	the quality of the collateral underlying our loans.

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date.  While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been identified. Changes in economic, operating and other conditions, including changes in interest rates, deteriorating values in underlying collateral (most of which consists of real estate), and the financial condition of borrowers, which are beyond our control, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. In addition, the Comptroller, as part of its supervisory function, periodically reviews our allowance for loan losses.  The Comptroller may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management.  Any increase in the allowance required by the Comptroller could also hurt our business.

The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.  In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal.  In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease.  As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs we may not recover the outstanding balance of the loan.

The Company’s expenses have increased and are likely to continue to increase as a result of higher FDIC insurance premiums.  The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below 1.35%.  Recent bank failures have depleted the deposit insurance fund balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum.  As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopts a new assessment base and establishes new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009 and required the prepayment of three years of FDIC insurance premiums at the end of 2009. The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. In addition, as with many institutions, our FDIC deposit insurance premiums have increased due to the relative condition of the Bank, and it is currently anticipated that the Bank’s FDIC deposit insurance premiums will be substantially higher in 2011 than they were in 2010. Any further significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2010 and 2009, deposits from escrow companies represented 7.9% and 12.0% of the Company’s total deposits, respectively. Four escrow companies accounted for 5.7% of total deposits at December 31, 2010. Further, approximately 56.7% of all deposits from escrow companies at December 31, 2010, representing 4.5% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company.  Since 2007, the escrow industry has suffered a downturn due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time.  The deposits from escrow companies in the Company decreased from $11.1 million at December 31, 2009 to $8.1 million at December 31, 2010, while total deposits increased by $10.7 million during that same time period.  A further reduction in escrow deposits could have an adverse effect on the Company’s financial condition and earnings, although the decrease in the percentage of escrow deposits as a percentage of the total has reduced this future risk to some extent.  See also Notes 11 and 17 to the consolidated financial statements in Item 8 herein.

The Company may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services.  In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry.  Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis.  We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with the increase in bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.  Ultimately, competition can and does increase our cost of funds, reduce loan yields, and drive down our net interest margin, thereby reducing profitability.  It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits, as a source of funds in the future.  See “Item 1, Business – Competition.”

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt.  The financial services industry is constantly undergoing technological change with the frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs.  Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

Our operations could be impacted if our third-party service providers experience difficulty. We depend on a number of relationships with third-party service providers, including core systems processing and web hosting.  These providers are well established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty or terminate their services and we are unable to replace them with other providers, our operations could be interrupted which would adversely impact our business.

If our information systems were to experience a system failure or a breach in security, our business and reputation could suffer.  We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event.  In addition, we must be able to protect our computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users.  Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure.  We have protective systems in place to prevent or limit the effect of the failure, interruption or security breach of our information systems and with the help of third-party service providers, will continue to implement security technology and monitor and update operational procedures to prevent such damage.  However, if such failures, interruptions or security breaches were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.  We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could occur, for example, if information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect.  We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability.  We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate.  The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010.  Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact these requirements will have on our operations is unclear.  The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities are not includible as Tier 1 capital;
•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and
•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

The recent repeal of the prohibition on payment of interest on business demand deposits could increase our interest expense.  Beginning July 21, 2011, financial institutions can commence to offer interest on business demand deposits, as the Dodd-Frank Act repealed federal prohibitions against paying interest on demand deposits. We do not know how competing financial institutions will address this issue, but if the Bank were to offer interest on demand deposits it could negatively impact our net interest income.

Changes in interest rates could adversely affect our profitability, business and prospects, especially if rates fall.  Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the FRB, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond our control.  Fluctuations in interest rates affect the demand of customers for our products and services.  We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.  The continued historically low rate environment over the last three years has had a negative effect on our net interest income.  The Bank manages its interest rate risk through the composition of its loans and deposits, balanced by its relatively large securities portfolio.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates.  Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations.

In addition, fluctuations in interest rates affect the demand of customers for products and services. For example, rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with increased loan originations. Conversely, in rising interest rate environments loan repayment rates generally decline and in a falling interest rate environment loan repayment rates generally increase. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Interest rates also affect how much money we can lend. When rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.  We believe that our continued growth and success depends in large part upon the skills of our management team and other key personnel.  The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business.  If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations would be hurt.  Only our Chief Executive Officer, who has been with the Company and the Bank since inception, has an employment agreement.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.  Approximately 85.0% of our loan portfolio at December 31, 2010 was secured by real estate. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

There is a very limited public market for the Company’s stock, so shareholders may be unable to sell their shares at the times and in the amounts they desire. The Company’s stock is not listed on any national or regional exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), although the stock is quoted for trading on the Over-the-Counter (“OTC”) Bulletin Board. While the Company’s common stock is not subject to any specific restrictions on transfer, shareholders may have difficulty selling their shares of common stock at the times and in the amounts they desire. Since the Company ceased repurchasing shares under its repurchase program which expired in February 2011 the market for the shares has become significantly more limited and the price has declined.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive.  The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations could adversely affect the market price of our common stock.

Among the factors that could affect our common stock price in the future are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	formal regulatory action against us;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;
•	actions by shareholders;
•	fluctuations in the stock price, trading volumes, and operating results of our competitors;
•	general market conditions and, in particular, market conditions for the financial services industry;
•	fluctuations in the stock price, trading volumes, and operating results of our competitors;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility.  As a result, the market price of our common stock may be volatile.  In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.  The trading price of the shares of our common stock also depends on many other factors which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified elsewhere in this report.  The capital and credit markets have been experiencing volatility and disruption for several years, at times reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared for the foreseeable future.

The Company relies heavily on the payment of dividends from the Bank.  The Company’s ability to meet debt service requirements and to its operating expenses depends on the Bank’s ability to pay dividends to the Company, as it has no other source of significant income.  However, the Bank is subject to regulations limiting the amount of dividends it may pay.  For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller.  All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%.  If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios.  This will reduce the amount of funds available for the payment of dividends by the Bank to the Company.  Further, in some cases, the Federal Reserve Board could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.  The Bank’s ability to pay dividends to the Company is also limited by the national banking laws.  Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance, and the discretion of the Bank’s Board of Directors. See Item 5 below.

We may pursue additional capital in the future, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock.  In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance.  We cannot provide any assurance that such capital will be available to us on acceptable terms or at all.  Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

Your investment may be diluted because of the ability of management to offer stock to others and stock options.  The shares of our common stock do not have preemptive rights.  This means that you may not be entitled to buy additional shares if shares are offered to others in the future.  We are authorized to issue 10,000,000 shares of common stock, and as of December 31, 2010 we had 748,314 shares of our common stock outstanding.  Nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Description of Properties

The Company's main office and administrative headquarters were located at 14345 Pipeline Avenue, Chino, California until January 2011. On July 1, 2010 the Company leased these premises on a month-to-month basis and gave notice that it would vacate the premises on January 31, 2011. On July 1, 2010 the Company purchased its new headquarters offices located at 14245 Pipeline Avenue, Chino, California. The purchase price was $2,202,421. Building improvements were completed in December 2010 and the cost of construction was approximately $675,278. The two-story building consists of approximately 17,500 square feet of space. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building. The Company moved into its new headquarters offices on January 6, 2011.

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

On December 30, 2009 the Bank purchased property to open a third branch facility at 8229 Rochester Avenue, Rancho Cucamonga, California. The purchase price was $1,263,420. The cost of construction and equipment was $572,279 and was opened April 5, 2010. This single story building has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

To date, there has been only a very limited market for the Company’s common stock, and although the stock is not subject to any specific restrictions on transfer, there can be no assurance that a more active trading market will develop in the future, or if developed, that it will be maintained. Since the Company ceased repurchasing shares under its repurchase program which expired in February 2011, the market for the shares has become significantly more limited and the price has declined. The Company’s common stock is quoted for trading on the OTC Bulletin Board under the symbol “CCBC.”  Management is aware of the following securities dealers which make a market in the Company’s common stock:  The Stone & Youngberg LLC, Big Bear Lake, California; and Wedbush Morgan Securities, Portland Oregon (the “Securities Dealers”).

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2010 and 2009, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers. The table does not include shares purchased by the Company in privately negotiated repurchase transactions. See “Stock Repurchases” below.

	Trades for
	the Company's		Approximate
	Common Stock		Trading Volume
	High	Low

Year Ended December 31, 2010

Fourth Quarter	$14.50	$13.00	5,117
Third Quarter	$15.25	$13.30	10,407
Second Quarter	$16.00	$15.30	7,618
First Quarter	$17.00	$14.50	10,213

Year Ended December 31, 2009

Fourth Quarter	$17.00	$13.90	4,452
Third Quarter	$16.40	$12.50	4,469
Second Quarter	$15.00	$10.05	12,924
First Quarter	$10.50	$8.25	20,849

Holders

As of March 22, 2011 there were approximately 587 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 387 registered holders of record on that date, and there were approximately 200 beneficial holders whose shares are held under a street name.

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

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. Prior to the holding company reorganization effective July 1, 2006, the Bank had not paid any cash dividends. The Company has not paid any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. To the extent that the Company receives cash dividends from the Bank, the Company presently uses those funds, primarily, to service subordinated debt related to its trust preferred securities (see Note 22 to the consolidated financial statements in item 8) and to pay routine operating expenses. No assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future.

The Bank’s ability to pay cash dividends to the Company is subject to certain legal limitations under federal laws and regulations.  No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a) which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods are transferred to the surplus fund before each dividend is declared.

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

Stock Repurchases

In October 2006, the Board of Directors approved a stock repurchase program for a period of up to 12 months pursuant to which the Company could purchase up to $3.0 million in its common stock in open market or privately negotiated transactions.  The Board of Directors has subsequently extended the program on multiple occasions and the program expired in February 2011.  The Board also authorized an additional $100,000, $200,000, 200,000 and $400,000 for stock repurchases under the plan in October 2007, February 2009, February 2010, and May 2010, respectively. The Board does not anticipate adopting a new repurchase program in the foreseeable future.

The following table provides information concerning the Company’s repurchases of its common stock during the fourth quarter of 2010:

	October	November	December

Average per share price	$-	$14.50	$-
Number of shares purchased as part of publicly announced plan or program	-	130	-
Cumulative shares repurchased under program since January 1, 2010	33,712	33,288	33,288
Maximum number of shares (or approximate dollar value) remaining for purchase under a plan or program	$160,903	$159,018	$129,518

In June 2010 the Company repurchased an aggregate of 18,344 shares from Dann H. Bowman, Chief Executive Officer and a director of the Bank and the Company, in a series of private transactions. The shares were repurchased in connection with Mr. Bowman’s exercise of stock options covering a total of 45,413 shares of common stock. The initial repurchase was for 5,977 shares at $14.50 on June 18, 2010. The remaining 12,367 shares were repurchased at $14.25 per share in late June 2010. These prices were subject to later adjustment in order to ensure the fairness of the price to the Company.  Initially, as disclosed in the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2010, it was contemplated that the price per share would be adjusted to correspond to the price paid by existing shareholders in a subsequent public offering of common stock by the Company, with the adjustment to be effectuated either by the issuance of additional shares to, or the acquisition of additional shares from Mr. Bowman, in either case without additional consideration. In the event that the offering was not successfully completed, the Company agreed to obtain an independent valuation of the shares, and to make adjustments to the repurchase prices on that basis if appropriate.

Based on the above, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with Mr. Bowman abstaining.  As the offering did not occur when planned, the Company has instead obtained the independent valuation as originally contemplated under such circumstances, and based on such valuation, the Board concluded that a price of $13.50 per share was fair to the Company and in the best interests of its shareholders.  Mr. Bowman thus returned 1,130 shares to the Company for no consideration in order to effectuate such adjustment.  The terms of the adjustment were approved by the Company’s Board of Directors, with Mr. Bowman abstaining.

Also in June 2010 the Company repurchased 2,149 and 2,119 shares from directors Linda Cooper and Jeanette Young, respectively, in private transactions. The shares were repurchased in connection with the exercise of stock options by Ms. Cooper and Ms. Young covering 4,671 and 4,605 shares, respectively of common stock. The initial repurchase price was $14.50 per share, subject to adjustment in the same manner as described above concerning Mr. Bowman in order to ensure the fairness of the price to the Company.  Based on the above, the Board concluded that the transaction was fair to the Company and in the best interests of its shareholders. The terms of the transaction were approved by the Company’s Board of Directors, with the interested directors abstaining.  Based on the revised price of $13.50 per share which the Board concluded was fair to the Company and in the best interests of its shareholders as discussed above, Ms. Cooper and Ms. Young returned 159 and 157 shares, respectively, to the Company for no consideration in order to effectuate such adjustments.  The terms of the adjustments were approved by the Company’s Board of Directors, with the interested directors abstaining. All of the above adjustments were made retroactive to December 31, 2010 and are reflected in Note 23 to the financial statements in Item 8 herein.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders.	13,628	$10.41	0

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2010 and 2009, and for each of the years in the three year period ended December 31, 2010, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report.

	Selected Financial Data
	As of and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$113,914	$103,581	$83,393	$79,949	$90,475
Investment securities held to maturity	12,154	2,292	3,167	3,873	4,784
Investment securities available for sale	4,707	5,568	8,792	7,339	11,839
Loans receivable, net 1	59,051	60,113	48,986	52,374	51,021
Deposits	103,000	92,288	70,998	70,397	79,454
Non-interest bearing deposits	41,910	35,872	32,601	42,271	53,845
FHLB advances	0	994	2,400	–	–
Subordinated notes payable to subsidiary trust	3,093	3,093	3,093	3,093	3,093
Stockholders’ equity	7,016	6,467	6,181	5,886	7,453
Selected Operating Data:
Interest income	4,988	4,877	4,399	5,146	5,086
Interest expense	1,095	1,152	973	976	512
Net interest income	3,893	3,725	3,426	4,170	4,574
Provision for loan losses	770	779	472	179	72
Net interest income after provision for loan losses	3,123	2,946	2,954	3,991	4,503
Non-interest income	1,507	1,106	1,093	935	704
Non-interest expense	4,195	3,535	3,574	3,714	3,570
Income tax expense	130	166	164	469	627
Net income	$305	$351	$309	$743	$1,010
Share Data:
Basic income per share	$0.42	$0.50	$0.44	$1.02	$1.23
Diluted income per share	$0.42	$0.48	$0.41	$0.94	$1.14
Weighted average common shares outstanding:
Basic	724,707	702,899	700,349	727,894	821,996
Diluted	727,690	735,419	750,115	788,842	883,736
Performance Ratios:2
Return on average assets	0.27%	0.37%	0.40%	0.88%	1.14%
Return on average equity	4.61%	5.66%	5.32%	12.68%	13.91%
Equity to total assets at the end of the period	6.16%	6.24%	7.41%	7.36%	8.24%
Net interest spread3	3.32%	3.53%	3.58%	3.74%	4.40%
Net interest margin4	3.90%	4.41%	5.02%	5.53%	5.78%
Average interest-earning assets to
average interest-bearing liabilities	152.86%	164.45%	200.89%	235.81%	314.74%
Net loans to deposits at year end	57.33%	65.14%	69.00%	74.40%	65.16%
Core efficiency ratio5	81.23%	73.48%	79.09%	72.75%	67.64%
Non-interest expense to average assets	3.68%	3.71%	4.62%	4.62%	4.01%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, except per share data)

Capital Ratios: 6
Average equity to average assets	5.82%	6.55%	7.13%	6.96%	8.16%
Leverage capital	8.26%	8.23%	10.37%	9.78%	11.19%
Tier I risk-based	12.39%	11.67%	13.57%	12.67%	16.09%
Risk-based capital	14.70%	14.24%	16.48%	15.72%	18.08%
Asset Quality Ratios:2
Allowance for loan losses as a percent of gross loans receivable1	2.38%	2.08%	1.41%	1.36%	1.19%
Net charge-offs to average loans held for investment	1.00%	0.36%	0.96%	0.14%	n/a
Non-performing loans to total loans held for investment	6.89%	2.43%	0.83%	n/a	n/a

1 Net loans are net of the allowance for loan losses. The allowance for loan losses at December 31, 2010, 2009, 2008, 2007, 2006, and 2005 were $1,442,153, $1,277,526, $702,409, $725,221, and $615,808,  respectively.

2 Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.

3 Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

4 Net interest margin represents net interest income as a percent of interest-bearing assets.

5 Core efficiency ratio represents non-interest expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes gains on the sale of investment securities and foreclosed assets.

6 For definitions and further information relating to the Bank's regulatory capital requirements, wee "Regulation and Supervision - Capital Adequacy Requirements" in item 1 above

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2010, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2010.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses.  Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2010 was adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time with any degree of certainty. For continued information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2010 and December 31, 2009—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included under Item 8 – ”Financial Statements.”

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2010, the Company recorded net income of $305,301 compared with $350,671 for the year ended December 31, 2009, a decrease of 12.9%. Net income in 2009 was $41,723 higher than 2008 net income of $308,948. Net income per basic share was $0.42 for 2010, as compared to $0.50 in 2009 and $0.44 in 2008. The Company’s Return on Average Equity was 4.61% and Return on Average Assets was 0.27% in 2010, compared 5.66% and 0.37%, respectively for 2009, and 5.32% and 0.40%, respectively in 2008.

The following are factors impacting the Company’s results of operations in recent years:

•
The provision for loan losses declined by $9,296 or 1.2% in 2010 as compared with 2009, due primarily to the reclassification of a number of loans requiring FAS 114 analysis and lower FAS 5 pools reserves, in addition to a general contraction of the loan portfolio.  Though the provision to for loan losses was lower in 2010, the Company continued to provide substantial amounts to its loan loss provision in 2010 due to the increase in non-performing loans during the year, increased charge-offs, credit quality concerns stemming from deteriorated economic conditions, and continued weakness in the real estate sector (see financial condition summary increased charge-offs below).

•
Net interest income increased by $167,761 or 4.5% in 2010 compared to 2009, and by $299,313 or 8.7% in 2009 compared to 2008. The increase in 2010 in net interest income was due primarily to increases in average loans and investments, offset by increases in average interest-bearing liabilities. Average interest earning assets increased by $15.2 million or 18% in 2010 compared to 2009 and by $16.2 million or 23.7% in 2009 compared to 2008. In 2010, average interest-bearing liabilities increased $13.9 million or 26.9%, compared to 2009 and by $17.3 million or 51.1% in 2009, compared to 2008. The net interest margin declined from 5.02% in 2008, to 4.41% in 2009, to 3.90% in 2010 due principally to a drop in the interest rates on interest earning assets.

•
 Non-interest income increased by $400,521, or 36.2%, in 2010 relative to 2009, and by $13,888, or 1.3%, in 2009 over 2008. Gain on the sale of foreclosed property further increased 2010 non-interest income by $215,516. In 2010 the Company recorded a gain of $235,766 on the sale of foreclosed property, compared to $20,250 in 2009. An area of improvement in both years is the increase in service charges on deposits, which increased $181,353, or 18.4%, in 2010 relative to 2009, and increased $34,945, or 3.7%, in 2009 over 2008. This was due to increases in volume subject to analysis charges and returned item charges. The Company did not increase its per item service charges.

•
Operating expense increased by $659,623, or 18.7%, in 2010 in comparison to 2009, and declined by $38,509, or 1.1%, in 2009 over 2008. In April 2010 the Company opened a new branch office in Rancho Cucamonga causing salaries and employee benefits to increase $294,510, or 15.5%, compared to 2009, while in 2009 salaries and benefits decreased $25,443 or 1.3%, compared to 2008. Occupancy expense increased $114,110 or 35.3%, in 2010 in comparison to 2009 due mainly to the new branch office, while in 2009 occupancy expense decreased $23,128, or 6.7% compared to 2008. Legal and professional fees increased $99,026, or 54.4%, in 2010 in comparison to 2009, due to an increase in problem loans as well as the preparation for a secondary stock offering which has been postponed. Legal and professional fees declined $9,172, or 4.6%, in 2009 over 2008.

The following are additional factors that are key in understanding our current financial condition:

•
Total assets increased by $10.4 million, or 10.0%, during 2010. Although net loans decreased $1.1 million, or 1.8%, during 2010, investments and interest bearing deposits in other banks increased $7.6 million, or 22.8%. Included in the increase in investments is a $9.0 increase in investment securities and a decline of $6.1 million in short-term, interest-bearing deposits in other banks.

•
Total deposits increased to $103.0 million at December 31, 2010 from $92.3 million at December 31, 2009, an 11.6% increase. Total non-interest bearing deposits increased from $35.9 million at December 31, 2009 to $41.9 million at December 31, 2010, a 16.8% increase. Interest-bearing deposits increased from $56.4 million at the prior year end to $61.1 million at December 31, 2010, an 8.3% increase.

•
Nonperforming assets were $4.7 million or 7.6% of total loans and other real estate owned (OREO) at December 31, 2010, compared to $1.5 million or 2.5% of total loans and OREO at December 31, 2009. Non performing loans were $4.2 million or 6.9% of total loans at December 31, 2010 compared to $1.5 million or 2.4% at December 31, 2009, and consisted of four commercial loans secured by real estate, two owner-occupied residential loans, and five commercial loans secured by second and junior trust deeds with collateral values that Management believes are sufficient to cover the debts on each of the loans. OREO at December 31, 2010 consisted of one commercial building at $516,534 compared to $24,861 at December 31, 2009.

•
The Allowance for Loan Losses (“ALLL”) increased by 12.83% to $1,442,000 at December 31, 2009 versus $1,278,000 at December 31, 2009, despite a 1.8% drop in total loans for the same period. The balance in the ALLL at December 31, 2010 represented 2.38% of total loans as compared with 2.08% in 2009.  The ratio of the ALLL to non-performing loans decreased to 34.18% at December 31, 2010 compared to 118.87% at December 31, 2009.  (See “Allowance for Loan Losses,” below)

•
Total stockholders’ equity increased to $7.0 million at December 31, 2010 from $6.5 million at December 31, 2009, due primarily to $305,301 in increased retained earnings and $733,195 from the exercise of stock options, offset by $462,422 in stock repurchases.

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

Net interest income was $3.9 million in 2010, compared to $3.7 million in 2009 and $3.4 million in 2008. This represents an increase of 4.5% in 2010 over 2009, and an increase of 8.7% in 2009 over 2008.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors, and loan yields for the periods covered were also affected to a lesser extent by the level of non-accrual loans as discussed below under “Rate/Volume Analysis.”
Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

The following table sets forth certain information relating to the Company for the years ended December 31, 2010, 2009 and 2008.  The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown below. Average balances are derived from average daily balances.  Yields include amortized loan fees and costs, which are considered adjustments to yields. The table reflects the Bank’s average balances of assets, liabilities and stockholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate & Yield

	Year ended December 31,
	2010			2009			2008
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4
	($ in thousands)
Assets
Interest-earnings assets
Loans1	$60,679	$4,185	6.90%	$56,450	$4,094	7.25%	$51,505	$3,827	7.44%
U.S. government agencies securities	2,264	42	1.87%	378	14	3.77%	703	28	4.00%
Mortgage-backed securities	12,122	402	3.32%	7,328	306	4.17%	7,884	359	4.54%
Other securities	1,296	56	4.34%	2,153	108	5.02%	2,306	75	3.28%
Due from banks time	21,481	298	1.39%	18,146	355	1.95%	875	27	3.10%
Federal funds sold & FRB deposits	1,898	5	0.24%	50	0	0.20%	5,038	83	1.65%
Total interest-earning assets	99,740	$4,988	5.00%	84,505	$4,877	5.77%	68,311	$4,399	6.45%
Non-interest earning assets	14,125			9,984			9,108
Total assets	$113,865			$94,489			$77,419

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$35,820	$540	1.51%	$29,974	$566	1.88%	$23,946	$590	2.47%
Savings	1,342	4	0.29%	998	2	0.24%	1,159	3	0.25%
Time deposits < $100,000	6,959	97	1.40%	4,970	109	2.20%	2,690	78	2.89%
Time deposits equal to or > $100,000	17,809	249	1.40%	12,012	270	2.25%	3,027	97	3.23%
Federal funds purchased	2	0	1.14%	9	0	1.28%	37	1	2.92%
Other borrowings	224	1	0.25%	334	1	0.22%	50	0	0.13%
Subordinated debenture	3,093	204	6.59%	3,093	204	6.59%	3,093	204	6.61%
Total interest-bearing liabilities	65,249	$1,095	1.68%	51,390	$1,152	2.24%	34,002	$973	2.87%
Non-interest bearing deposits	40,846			35,810			35,693
Non-interest bearing liabilities	1,140			1,096			1,914
Stockholders' equity	6,630			6,193			5,810
Total liabilities & stockholders' equity	$113,865			$94,489			$77,419

Net interest income		$3,893			$3,725			$3,426

Net interest spread 2			3.32%			3.53%			3.58%
Net interest margin 3			3.90%			4.41%			5.02%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $54,000, $50,000, and $50,000 for years ended December 31, 2010, 2009, and 2008, respectively.
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

	Years Ended December 31,
	2010 vs. 2009			2009 vs 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$300	$(209)	$91	$356	$(89)	$267
Securities of U.S. government agencies	38	(10)	28	(12)	(2)	(14)
Mortgage-backed securities	169	(73)	96	(24)	(29)	(53)
Other securities	(39)	(13)	(52)	(5)	38	33
Due from banks time	58	(115)	(57)	338	(10)	328
Federal funds sold and FRB deposits	5	0	5	(44)	(39)	(83)
Total interest-earning assets	531	(420)	111	609	(131)	478

Interest-bearing liabilities
Money market & NOW	101	(127)	(26)	128	(152)	(24)
Savings	0	2	2	(1)	0	(1)
Time deposits < $100,000	36	(48)	(12)	54	(23)	31
Time deposits equal to or > $100,000	103	(124)	(21)	209	(36)	173
Federal funds purchased	0	0	0	(2)	1	(1)
Other borrowed funds	0	0	0	1	0	1
Subordinated debenture	0	0	0	0	0	0
Total interest-bearing liabilities	240	(297)	(57)	389	(210)	179
Change in net interest income	$291	$(123)	$168	$220	$79	$299

As shown above, pure volume variances resulted in a $291,000 increase in net interest income in 2010 relative to 2009. The positive volume variance is mainly due to the increase of average earning assets, as shown in the Distribution, Rate and Yield table. Average interest-earning assets increased $15.2 million in 2010, relative to 2009, an increase of 18.0% resulting from an increase in average loans of $4.2 and an increase in average investments securities of $5.8 million, and an increase in Federal funds sold & FRB deposits offset by a decrease of $3.3 million in time deposits with other banks. Average non-earning assets were at 12.4% of average total assets for 2010 and at 10.6% for 2009. The average balance of total interest-bearing deposits increased by $14.0 million, or 27.0%, in 2010 relative to 2009, with most of the increase coming in higher-cost deposit categories. Lower-cost NOW, savings, and money market deposits declined to 60.0% of average interest-bearing deposits in 2010 from 64.6% in 2009.

The rate variance for 2010 relative to 2009 was negative $123,000, because the weighted average yield on loans experienced a decrease of 35 basis points and the short-term market interest rates on other securities and due from banks time are down by 84 basis points through December 31, 2010. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the rate on interest-earning assets falling by 77 basis points and the cost of interest-bearing liabilities declining 56 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased considerably. In addition, the weighted average yield on loans was adversely affected to a certain extent by the increase in the level of non-accrual loans.  Interest income of $99,000 on non-accrual loans was not recognized in 2010, compared to $16,800 in 2009.

The Company’s net interest margin, which is net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. The net interest margin was 3.90% in 2010 as compared to 4.41% in 2009, a drop of 51 basis points. Currently, our interest rate risk profile is relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last three years. An asset-sensitive balance sheet means that all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising.

In 2009 relative to 2008, volume variances resulted in a $220,000 increase to net interest income. The positive volume variance is due to growth in average other securities and due from banks time of $17.1 million and average loans of $4.9 million, offset by interest-bearing liabilities, which were $17.4 million higher in 2009 than in 2008. Overall, the weighted average cost of interest-bearing liabilities decreased by 63 basis points while the weighted average yield on interest-earning assets decreased by only 68 basis points.

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

The Company’s provision for loan losses was $769,752, $779,048 and $471,538 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company continued to post large amounts its loan loss provision in 2010 due to the increases in charged-off loans and in non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector. The increase in the provision for loan losses during 2009 was due to a substantial increase in loan receivable balances, the increase in non-performing loans, as well as deteriorated economic conditions. The allowance for loan losses was $1,442,153 or 2.38% of gross loans at December 31, 2010 as compared to $1,277,526 or 2.08% and $702,409 or 1.41% of gross loans at December 31, 2009 and 2008, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned quantitative and qualitative factors for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Allowance for Loan Losses,” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

	Non-Interest Income
	($ in thousands)
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on deposit accounts	$1,167	77.4%	$986	89.0%	$950	86.9%
Other miscellaneous fee income	28	1.9%	24	2.2%	36	3.3%
Gain on sale of foreclosed assets	236	15.6%	20	1.8%	0	0.0%
Dividend income from restricted stock	7	0.5%	9	0.9%	43	4.0%
Income from bank owned life insurance	69	4.6%	67	6.1%	63	5.8%
Total non-interest income	$1,507	100.0%	$1,106	100.0%	$1,092	100.0%

Non-interest income increased by $400,521, or 36.2% to $1,506,938 for the year ended December 31, 2010 as compared to $1,106,417 for the year ended December 31, 2009. Total non-interest income represented 23.2% of total revenue for 2010 as compared to 18.5% for 2009.

Realized gains or losses of foreclosed property increased $215,516 in 2010 compared to 2009. This was due primarily to the gain on sale of equipment of $127,839 and a net gain on the sale of OREO of $107,927. In 2009 the Company recorded a gain from sale of OREO of $20,250.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks placing, stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees was $1,166,555 for the year ended December 31, 2010 compared to $985,202 and $950,257 for the years ended December 31, 2009 and 2008, respectively. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased in 2010 to 2,287 accounts at year end compared to 2,218 and 1,944 accounts at December 31, 2009 and 2008, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase. Furthermore, the 18.4% increase in service charge income in 2010 is similar to the 14.1% increase in non-interest bearing demand deposits.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

	Non-Interest Expense
	($ in thousands)
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Salaries and employee benefits	$2,194	52.3%	$1,899	53.8%	$1,925	54.0%
Occupancy and equipment	437	10.4%	323	9.1%	346	9.7%
Data and item processing	356	8.5%	287	8.1%	323	9.0%
Deposit products and services	124	3.0%	120	3.4%	204	5.7%
Legal and other professional fees	281	6.7%	182	5.1%	191	5.3%
Regulatory assessments	223	5.3%	221	6.3%	87	2.4%
Advertising and marketing	63	1.5%	64	1.8%	76	2.1%
Directors’ fees and expenses	67	1.6%	72	2.0%	77	2.2%
Printing and supplies	73	1.7%	41	1.2%	41	1.1%
Telephone	39	0.9%	29	0.8%	28	0.8%
Insurance	38	0.9%	32	0.9%	32	0.9%
Reserve for undisbursed lines of credit	4	0.1%	(1)	0.0%	(28)	-0.8%
Other expenses	296	7.1%	266	7.5%	272	7.6%
Total non-interest expenses	$4,195	100.0%	$3,535	100.0%	$3,574	100.0%
Non-interest expense as a
percentage of average earning assets		4.2%		4.2%		5.2%
Efficiency ratio		81.2%		73.2%		79.1%

Non-interest expense increased by $659,623, or 18.7% to $4.2 million for the year ended December 31, 2010 as compared to $3.5 million for year ended December 31, 2009, and decreased by $38,509 or 1.1%, in 2009 in comparison to $3.6 million for the year ended December 31, 2008.

Total non-interest expense as a percentage of average earning assets was 4.2% in both 2010 and 2009, a decrease from 5.2% in 2008. The efficiency ratio increased to 77.7% in 2010 from 73.0% in 2009, due to the increase in net interest income and other income of 11.8%, while non-interest expenses increased 18.7% in 2010 compared to 2009.

The largest component of non-interest expense was salaries and benefits expense of $2,193,710 for the year ended December 31, 2010 compared to $1,899,192 for the same period in 2009, representing a 15.5% increase. Salaries and employee benefits increased due to additions to staff to accommodate the opening of a new branch office in Rancho Cucamonga in April 2010.

With the opening of the new branch office, occupancy and equipment, data and item processing, printing and supplies, and telephone expenses increased in 2010. Occupancy and equipment expense increased $114,110, or 35.3% to $436,946 in 2010 compared to $322,854 in 2009. Data and item processing expense increased $68,704, or 24.0% to $355,520 in 2010 from $286,726 in 2009. Printing and supplies expense increased $31,265, or 75.4% to $72,739 in 2010 compared to $41,474 for 2009. Telephone expenses increased 34.5% or to $38,966 in 2010 compared to $28,965 in 2009.

Legal and professional services increased $99,026 to $280,918 for the year ended December 31, 2010, a $54.4% increase from $181,892 recorded in 2009. Included in this increase is $42,047 in legal fees from lending incurred prior to foreclosure on non-performing assets and legal expenses incurred of $46,803 in preparation for a secondary stock offering which has been postponed.

Provision for Income Taxes

In 2010 the Company’s provision for federal and state income taxes was $129,644, while the tax provision was $166,319, and $163,842 for 2009 and 2008, respectively. This represents an effective tax rate of 29.8%, 32.2%, and 34.7% in 2010, 2009, and 2008, respectively.  The decrease in the effective rate for 2010 is a direct result of the Company’s decrease in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15% California state net of federal tax benefit.

Comparison of Financial Condition at December 31, 2010

General

Total assets increased by $10.4 million, or 10.0%, during 2010 to $113.9 from $103.6 at December 31, 2009. Net loans decreased $1.1 million, or 1.8% in 2010, to $59.1 million. Investments increased $2.9 million, or 8.8%. in 2010. Included in the increase in investments is a $9.0 increase in investment securities and a decline of $6.1 million in short-term, interest-bearing deposits in other banks. As loan demand increases and investment securities become more profitable, the Company will continue decreasing its investment in deposits in other banks and increasing its investment in higher-yielding interest earning assets.

Total deposits increased to $103.0 million at December 31, 2010 from $92.3 million at December 31, 2009, an 11.6% increase. Total non-interest bearing deposits increased from $35.9 million at December 31, 2009 to $41.9 million for reporting period ended December 31, 2010, a 16.8% increase. Interest-bearing deposits increased from $56.4 million at the prior year end to $61.1 million at December 31, 2010, an 8.3% increase.

Nonperforming assets were $4.7 million or 7.6% of total loans and other real estate owned at December 31, 2010, compared to $1.5 million or 2.5% of total loans and other real estate owned at December 31, 2009. Non performing loans were $4.2 million or 6.9% of total loans at December 31, 2010 (compared to $1.5 million or 2.4% at December 31, 2009), and consisted of four commercial loans secured by real estate, two owner-occupied residential loans, and five commercial loans secured by second and junior trust deeds with collateral values that are believed to be sufficient to cover the debts. Other real estate owned at December 31, 2010 consisted of one commercial building at $516,534 compared to $24,861 at December 31, 2009.

Loan Portfolio Composition

Gross loans decreased by $0.9 million or 1.4% to $60.5 million as of December 31, 2010 from $61.4 million as of December 31, 2009. Net loans comprised 51.8% and 58.0% of the total assets at December 31, 2010 and 2009, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses by major category, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions
	at December 31

	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Construction	$-	0.0%	$-	0.0%	$821	1.6%
Real estate	51,460	85.0%	50,931	82.9%	37,794	76.0%
Commercial	8,411	13.9%	9,621	15.7%	10,607	21.3%
Installment	649	1.1%	856	1.4%	544	1.1%
Gross loans	$60,520	100.0%	$61,408	100.0%	$49,766	100.0%

Real estate loans increased by $0.5 million or 1.0% to $51.5 million or 85.0% of total loans at December 31, 2010 from $50.9 million, or 82.9% of total loans at December 31, 2009. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans increased to $48.7 million at December 31, 2010 from $48.0 million at December 31, 2009. Residential real estate loans declined to $2.8 million at December 31, 2010, compared to $2.9 million at December 31, 2009. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will continue to make up a substantial majority of the Company’s loan portfolio in the future.

Commercial loans declined to $8.4 million or 13.9% of total loans at December 31, 2010 from $9.6 million at December 31, 2009 or 15.7% of total loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans consisted primarily of participations in loans to single-family real estate developers and to individuals in Southern California. The Company has had no funds invested in construction loans in the years ended December 31, 2009 and 2010.

Installment loans, consisting primarily of consumer loans, decreased by $206,110 to $649,454 or 1.1% of total loans at December 31, 2010 from $855,564 or 1.4% of total loans at December 31, 2009.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans at December 31, 2010. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change. Variable rate loans that are currently at their minimum rates are displayed at the loan’s stated maturity date.

	Loan Maturities and Repricing Schedule
	As of December 31, 2010
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Real estate *	$3,675	$13,034	$31,687	$48,396
Commercial *	3,685	2,984	640	7,309
Installment	328	52	269	649
Total gross loans	$7,688	$16,070	$32,596	$56,354
Loans with floating interest rates	$6,122	$7,547	$24,557	$38,226
Loans with fixed interest rates	$1,566	$8,523	$8,039	$18,128

* Excludes loans on nonaccrual status

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent obligations of the Company to its customers, which are not represented in any form within the balance sheets of the Company. At December 31, 2010 and 2009, the Company had $5.6 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2010 and 2009 the Company had established a reserve for unfunded commitments of $16,125 and $11,765 respectively.

At December 31, 2010 and 2009 the Company had no letters of credit, while at December 31, 2008 the Company had letters of credit of $128,000. Letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted with any degree of certainty because there is no guarantee that the lines of credit will ever be used.

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

On occasion, a well collateralized loan will be downgraded to nonaccrual status or classified as nonperforming because of the borrower’s apparent inability to continue to make payments as called for, based upon tax returns or financial statements.  These downgrades can be made despite the fact that the borrower continues to make all payments as agreed.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	December 31	December 31	December 31
	2010	2009	2008
	($ in thousands)
NON-ACCRUAL LOANS: 1
Real estate2	$3,096	$1,285	$-
Commercial	1,071	209	412
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	4,167	1,494	412

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

TOTAL NONPERFORMING LOANS	4,167	1,494	412
OREO	517	25	653

TOTAL NONPERFORMING ASSETS	$4,684	$1,519	$1,065
Nonperforming loans as a percentage of total loans 3	6.89%	2.43%	0.83%
Nonperforming assets as a percentage of total loans and OREO4	7.67%	2.47%	2.11%

1Additional interest income of approximately $99,000, $16,800 and $2,200 respectively, would have been recorded for the periods ended  and December 31, 2010, 2009, and 2008 if the loans had been paid or accrued in accordance with original terms.

2Included in the non-accrual loans are TDRs on non-accrual status. TDRs are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

3Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

As of December 31, 2010, the Company had two restructured loans totaling $1,765,556 which were partially charged off and the remaining balance of $1,394,985 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Nine additional loans totaling $1,784,046 are on non-accrual status. As of December 31, 2010,  all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future.  As of that same date, all such loans, with the exception of one loan for $440,723, were current and paying as agreed.  As of December 31, 2009, the Company had two loans that had been partially charged off and had remaining balances on non-accrual status totaling $1,284,836. Three additional loans totaling $209,083 were also on non-accrual status.

Non-performing assets also includes one OREO consisting of a commercial property located in Chino, California. In a transaction subsequent to year-end 2010, on March 9, 2011 this property sold and closed escrow, yielding a gain on sale of OREO of $56,726. Non-performing assets of $25,000 at December 31, 2009 consisted of a our remaining participation interest in a development of 24 residential single-family units located in Highland, California. The one remaining unit was sold on March 10, 2010.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.00% to 2.50% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.30% are applied to undisbursed loans. Allowance factors are not applied either to loans secured by bank deposits nor to loans held for sale, which are recorded at the lower of cost or market.

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

Beginning in 2008 and continuing through early 2010, the Company made provisions to the Allowance for Loan Losses which exceeded its actual loss experience for the periods.  These provisions to the allowance were based upon qualitative factors affecting the overall economy, specifically management’s concern regarding declining economic conditions within the Inland Empire and surrounding regions, as well as conditions affecting certain borrowers despite the fact, with one exception, that these borrowers continued to make all payments as agreed.

The Allowance for Loan Losses was $1,442,000 at December 31, 2010, compared to $1,277,526 and $702,000 at December 31, 2009 and 2008, respectively. The ratio of the allowance to total loans at December 31, 2010 was 2.38%, compared to 2.08% and 1.41% at December 31, 2009 and 2008, respectively.   Net charge-offs were $605,125 in 2010 compared to $203,000 in 2009 and $495,000 in 2008, with the largest increase in charge-offs being in real estate loans, which were $355,000 in 2010 compared to zero in both 2009 and 2008.  Of the total net charge-offs in 2010, $444,656 was taken against three loans (including the $355,000 in real estate loans referenced above) in which the borrowers continue to make regular monthly payments as called for under the loan agreements.  These charge-offs were taken because of reduced values of the underlying real estate collateral, to reflect the anticipated net cash proceeds which would be recovered in the event the Company had to foreclose on the property and sell the collateral, in compliance with FAS 114.

Nonperforming loans increased to $4,167,000 at December 31, 2010 from $1,494,000 and $412,000 at December 31, 2009 and 2008, respectively.  As a result, although the ratio of the allowance to total loans increased in each year from 2008 to 2010, the ratio of the allowance to nonperforming loans declined to 34.6% at December 31, 2010 from 118.9% and 151.7% to 34.6% at December 31, 2009 and 2008, respectively.  All the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate and subject to FAS 114 for impairment.  In addition, at December 31, 2010, the Company had only one loan in the amount of $444,656 which was more than 30 days past due.  All other nonperforming loans were current under the terms of the respective loan agreements.

On occasion, a well collateralized loan will be downgraded to nonaccrual status or classified as nonperforming because of the borrower’s apparent inability to continue to make payments as called for, based upon tax returns or financial statements.  These downgrades can be made despite the fact that the borrower continues to make all payments as agreed.  This identification of “impairment” may cause the loan to be removed from the FAS 5 pool of loans with an assigned average loss experience of between 0.40% and 3.0%, and be evaluated under FAS 114 for possible loss. Under this scenario the loan in question would be subject to analysis of the collateral coverage and any amounts in excess of estimated net proceeds upon liquidation would be charged-off and no portion of  the allowance would continue to be allocated to that specific loan.  Under certain conditions, with well collateralized loans, the reclassification of a loan to nonperforming will actually result in a reduction of the allowance, even though the level and percentage of nonperforming loans has increased.

In addition to the charge-offs taken on non-performing loans, the Company charged off $70,142 against possible losses associated with the foreclosure and eventual sale of one commercial real estate loan in Chino.  The foreclosure was completed in 2010 so the charge-off was taken in that year. The property was subsequent sold in a transaction which closed on March 9, 2011, and the Company recognized a net recovery of $56,726.  This transaction will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2011.

In addition to the charge-offs described above, the Company charged off three loans in 2010 totaling $93,887 or roughly 0.16% of average loans, which are deemed to be uncollectible.

The table below summarizes, for the years ended December 31, 2010, 2009 and 2008, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For years ended December 31,
	2010	2009	2008
Balances:	($ in thousands)
Average total loans
outstanding during period	$60,679	$56,450	$51,505
Total loans outstanding
at end of the period	$60,520	$61,408	$49,766
Allowance for loan losses:
Balance at the beginning of period	$1,278	$702	$725
Provision charged to expense	770	779	472
Charge-offs
Construction loans	0	0	298
Commercial loans	263	203	251
Real estate loans	355	0	0
Installment loans	0	2	20
Total	618	205	569
Recoveries
Construction loans	0	0	0
Commercial loans	12	2	65
Real estate loans	0	0	9
Installment loans	0	0	0
Total	12	2	74
Net loan charge-offs (recoveries)	606	203	495
Balance	$1,442	$1,278	$702
Ratios:
Net loan charge-offs to average total loans	1.00%	0.36%	0.96%
Provision for loan loses to average total loans	1.27%	1.38%	0.92%
Allowance for loan losses to total loans at the end of the period	2.38%	2.08%	1.41%
Allowance for loan losses to nonperforming loans	34.60%	85.54%	170.39%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	42.03%	15.96%	70.38%
Net loan charge-offs (recoveries) to provision for loan losses	78.77%	26.18%	104.84%

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
	2010		2009		2008
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
Balance at end of		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans
	($ in thousands)

Construction	$-	0.0%	$-	0.0%	$11	1.7%
Real Estate	1,190	85.0%	998	82.9%	474	75.9%
Commercial	241	13.9%	224	15.7%	186	21.3%
Installment	10	1.1%	25	1.4%	14	1.1%
Unallocated	1		31		17
Total allowance for
loan losses	$1,442	100.0%	$1,278	100.0%	$702	100.0%

Total loans held for
investments	$60,520		$61,408		$49,766

Investment Portfolio

The Company’s investment policy, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco (“FHLB”), and Pacific Coast Bankers’ Bank (“PCBB”). Restricted stock investments totaled $626,250 and $677,650 at December 31, 2010 and 2009, respectively, and are carried at cost.

The investment securities portfolio at fair value was $17.0 million at December 31, 2010 and $7.9 million at December 31, 2009. Investment securities represented 14.8% of total assets at December 31, 2010 and 7.6% of total assets at December 31, 2009. As of December 31, 2010, $4.7 million of the investment portfolio was classified as available for sale and $12.2 million was classified as held to maturity. As of December 31, 2009, $5.6 million of the investment portfolio was classified as available for sale and $2.3 million was classified as held to maturity. The investment portfolio at December 31, 2010 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2010		2009		2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Federal agency	$2,500	$2,538	$-	$-	$-	$-
Municipal	435	437	437	439	439	437
Mortgage-backed securities	9,137	9,243	1,725	1,760	2,554	2,584
Corporate bonds	82	84	130	133	174	165
Total held to maturity	12,154	12,302	2,292	2,332	3,167	3,186

Available for sale:
Federal agency	$-	$-	$-	$-	$2,010	$2,010
Municipal	754	754	754	754	744	744
Mortgage-backed securities	3,953	3,953	4,814	4,814	5,020	5,020
Corporate bonds	0	0	0	0	1,017	1,017
Total available for sale	4,707	4,707	5,568	5,568	8,791	8,791
Total	$16,861	$17,009	$7,860	$7,900	$11,958	$11,977

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2010.  The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

	Investment Maturities and Reepricing Schedule
	($ in thousands)
	Less Than		After One But		After 5 But		After 10 But
	One Year		Within 5 Years		Within 10 Years		Within 20 Years
Held to maturity:
Municipal	$-	-	$-	-	$435	5.98%	$-	-
Federal Agency	-	-	-	-	2,500	2.50%	-	-
Corporate bonds	-	-	82	6.54%	-	-	-	-
Total held to maturity	-	-	82	6.54%	2,935	3.02%	-	-

Available for sale:
Municipal	$-	-	-	-	-	-	754	5.86%
Corporate bonds	-	-	-	-	-	-	-	-
Total available for sale	-	-	-	-	-	-	754	5.86%
Total	$-	-	$82	6.54%	$2,935	3.02%	$754	5.87%

Deposits

Total deposits at December 31, 2010 and 2009 were $103.0 million and $92.3 million, respectively. The increase in total deposits resulted from deposit-oriented marketing initiatives. The Company is now building a well-diversified customer deposit base to offset the general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activities. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases.

A comparative distribution of the Company’s deposits at December 31st for each year from 2008 through 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions
	at December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$41,910	40.8%	$35,872	38.9%	$32,601	45.9%
NOW	1,697	1.6%	1,579	1.7%	1,849	2.6%
Savings	2,085	2.0%	1,003	1.1%	1,065	1.5%
Money Market	34,545	33.5%	29,570	32.0%	26,585	37.5%
Time Deposits under $100,000	6,377	6.2%	6,723	7.3%	3,842	5.4%
Time Deposits $100,000 and over	16,386	15.9%	17,541	19.0%	5,056	7.1%
	$103,000	100.0%	$92,288	100.0%	$70,998	100.0%

Non-interest bearing demand deposits increased to 40.8% at December 31, 2010, from 38.9% of total deposits at December 31, 2009.

The percentage of total deposits represented by time deposits was 22.1% and 26.3% at December 31, 2010 and 2009, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 1.40% and 2.25% for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Company had deposits from certain of its directors totaling $4.6 million and $5.0 million, respectively, representing 4.5% and 5.5% of total deposits. Furthermore, at December 31, 2010 and 2009, deposits from escrow companies represented $8.1 million or 7.9% and $11.1 million or 12.0% of the Company’s total deposits, respectively. See “Item 1A. Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2010, the scheduled maturities of the Company’s time deposits were as follows:

	Maturities of Time Deposits
	at December 31, 2010
	($ in thousands)

	Three		Seven to	Over
	months or	Four to	twelve	twelve
	less	six months	months	months	Total

Time Deposits under $100,000	$2,074	$1,187	$3,116	$-	$6,377
Time Deposits $100,000 and over	6,981	4,390	4,840	175	16,386
	$9,055	$5,577	$7,956	$175	$22,763

Federal Home Loan Advances and Other Borrowings

The Company utilizes FHLB advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had no overnight advances outstanding with the FHLB at December 31, 2010 and $1.0 million at December 31, 2009.  On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is holding.

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 81% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.12%. At December, 2010, approximately 66.4% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 8.6% of all fixed rate loans at December 31, 2010 mature within twelve months.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. Interest rate gaps arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals. As of December 31, 2010, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300	bp	-200	bp	-100	bp	+100	bp	+200	bp	+300	bp

Change in net interest income (in $000’s)	$205		$178		$18		$57		$816		$1,155
% Change	2.48%		2.15%		0.22%		0.69%		9.87%		13.98%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). As of December 31, 2010, there has been no material change in interest rate risk since December 31, 2009.

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 81% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.12%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as December 31, 2010, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300	bp	-200	bp	-100	bp	+100	bp	+200	bp	+300	bp

Changes in EVE (in $000's)	$4,437		$2,924		$1,481		$(1,051)		$(1,164)		$(1,809)
% Change	43.6%		28.7%		14.5%		-10.3%		-11.4%		-17.8%

The table shows a substantial increase in EVE as interest rates decline, and a corresponding decline as interest rates increase. Changes in EVE under varying interest rate scenarios are substantially different than changes in the Company’s net interest income simulations, due primarily to runoff assumptions in non-maturity deposits.

Capital Resources

Total stockholders’ equity was $7.0 million at December 31, 2010 and $6.5 million at December 31, 2009. During 2010, a total of 33,288 shares were repurchased for a total amount of $462,422. Net income increased retained earnings by $305,301 while 82,541 shares issued upon the exercise of stock options added $714,043 to equity.

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

As noted previously, the Company’s subordinated note represents $3.1 million in borrowings from its unconsolidated trust subsidiary incurred in connection with the trust’s issuance of trust preferred securities (“TRUPS”) in 2006.  Such subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital.  The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability.  Excess amounts are generally included in Tier 2 capital.  As of December 31, 2010, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines.

As of December 31, 2010 and 2009, the Bank’s Total Risk-Based Capital Ratio was 14.48% and 14.01%, respectively, and its Tier 1 Risk-Based Capital Ratio was 13.22% and 12.75%, respectively.  As of December 31, 2010 and 2009 the consolidated Company’s Total Risk-Based Capital Ratio was 14.72% and 14.32%, respectively, and its Tier 1 Risk-Based Capital Ratio was 12.43% and 11.73%, respectively.

The Bank’s Leverage Capital Ratio was 8.80% and 8.94% at December 31, 2010 and 2009, respectively.  (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2010 and 2009, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively.

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

Item 8:  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Chino Commercial Bancorp
Chino, California

We have audited the accompanying consolidated statements of financial condition of Chino Commercial Bancorp and its subsidiary (the Company), as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HUTCHINSON AND BLOODGOOD LLP

March 30, 2011

Chino Commercial Bancorp

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$3,041,114	$3,089,300
Federal funds sold	4,660,527	--
Cash and cash equivalents	7,701,641	3,089,300

Interest bearing deposits in banks	19,378,252	25,433,602
Investment securities available for sale (Note 4)	4,706,994	5,567,855
Investment securities held to maturity (fair value approximates
$12,302,000 in 2010 and $2,332,000 in 2009) (Note 4)	12,153,915	2,291,962
Loans held for investment, net of allowance for loan losses of
$1,442,153 in 2010 and $1,277,526 in 2009 (Note 6)	59,051,096	60,112,815
Accrued interest receivable	382,943	326,206
Stock investments, restricted, at cost (Note 5)	626,250	677,650
Premises and equipment (Note 8)	6,342,670	3,100,183
Foreclosed assets (Note 7)	516,534	24,861
Other assets	3,053,531	2,956,242
Total assets	$113,913,826	$103,580,676

Liabilities
Deposits
Non-interest bearing	$41,909,584	$35,872,494
Interest bearing	61,089,972	56,415,964
Total deposits	102,999,556	92,288,458
Accrued interest payable	104,967	125,823
Short-term borrowings (Note 12)	--	994,000
Other liabilities	700,046	612,667
Subordinated note payable to subsidiary trust (Note 10)	3,093,000	3,093,000
Total liabilities	106,897,569	97,113,948
Commitments and Contingencies (Notes 15, 16, and 17)
Stockholders' Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 748,314 and 699,061 shares
at December 31, 2010 and 2009, respectively	2,750,285	2,498,664
Retained earnings	4,190,208	3,884,907
Accumlated other comprehensive income	75,764	83,157
Total stockholders' equity	7,016,257	6,466,728
Total liabilities and stockholders' equity	$113,913,826	$103,580,676

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Income

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income
Interest and fee income on loans	$4,185,291	$4,093,537	$3,827,135
Interest on Federal funds sold and FRB deposits	4,557	102	83,134
Interest on time deposits in banks	297,871	354,737	26,592
Interest and dividends on investment securities	500,657	428,357	462,142
Total interest income	4,988,376	4,876,733	4,399,003

Interest expense on deposits
Money market and NOW accounts	540,899	564,978	590,309
Savings	3,838	2,429	2,921
Time deposits of $100,000 or more	97,484	270,265	97,443
Time deposits less than $100,000	248,955	109,345	77,651
Total interest expense on deposits	891,176	947,017	768,324
Interest expense on borrowings	204,425	204,702	204,978
Total interest expense	1,095,601	1,151,719	973,302
Net interest income	3,892,775	3,725,014	3,425,701
Provision for loan losses (Note 6)	769,752	779,048	471,538
Net interest income after provision for loan losses	3,123,023	2,945,966	2,954,163

Noninterest income
Service charges on deposit accounts	1,166,555	985,202	950,257
Customer fees and miscellaneous income	27,933	24,146	35,974
Gain on sale of foreclosed assets	235,766	20,250	--
Dividend income from restricted stock	7,310	9,430	43,381
Income from bank owned life insurance	69,374	67,389	62,917
Total noninterest income	1,506,938	1,106,417	1,092,529

Noninterest expenses
Salaries and employee benefits	2,193,710	1,899,192	1,924,635
Occupancy and equipment expenses	436,964	322,854	345,982
Other operating expenses (Note 24)	1,564,342	1,313,347	1,303,285
Total noninterest expenses	4,195,016	3,535,393	3,573,902

Income before provision for income taxes	434,945	516,990	472,790
Provision for income taxes (Note 14)	129,644	166,319	163,842
Net income	$305,301	$350,671	$308,948

Basic earnings per share	$0.42	$0.50	$0.44
Diluted earnings per share	$0.42	$0.48	$0.41

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2010, 2009 and 2008

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2007	704,278	2,639,462	3,249,982	(3,860)	5,885,584

Cumulative effect of adoption of EITF 06-4	--	--	(24,694)	--	(24,694)

Comprehensive income:
Net income	--	--	308,948	--	308,948

Change in unrealized loss on
securities available for sale, net of tax	--	--	--	32,835	32,835
Total comprehensive income					341,783

Exercise of stock options, including
tax benefit	8,622	77,828	--	--	77,828
Stock repurchased and retired (Note 23)	(4,480)	(99,748)	--	--	(99,748)

Balance at December 31, 2008	708,420	2,617,542	3,534,236	28,975	6,180,753

Comprehensive income:
Net income	--	--	350,671	--	350,671
Change in unrealized gain on
securities available for sale, net of tax	--	--	--	54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including
tax benefit	7,426	59,622	--	--	59,622
Stock repurchased and retired (Note 23)	(16,785)	(178,500)	--	--	(178,500)

Balance at December 31, 2009	699,061	2,498,664	3,884,907	83,157	6,466,728

Comprehensive income:
Net income	--	--	305,301	--	305,301
Change in unrealized gain (loss) on
securities available for sale, net of tax	--	--	--	(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including
tax benefit	82,541	714,043	--	--	714,043
Stock repurchased and retired (Note 23)	(33,288)	(462,422)	--	--	(462,422)

Balance at December 31, 2010	748,314	$2,750,285	$4,190,208	$75,764	$7,016,257

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$305,301	$350,671	$308,948
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	769,752	779,048	471,538
Provision for loss on foreclosed assets	56,200	28,859	--
Depreciation and amortization	172,647	150,409	170,257
Net amortization (accretion) of investment securities	49,447	(13,379)	(5,730)
Amortization of deferred loan (fees) costs	9,317	(59,655)	(9,847)
Loss on disposition of equipment	--	12,040	740
Gain on sale of foreclosed assets	(235,766)	(20,250)	--
Deferred income taxes (benefit)	25,204	(281,856)	45,922
Net change in:
Accrued interest receivable	(56,737)	(12,778)	13,562
Other assets	36,092	(257,231)	(229,127)
Accrued interest payable	(20,856)	69,762	(7,901)
Other liabilities	87,379	(52,913)	131,497
Net cash provided by operating activities	1,197,980	692,727	889,859

Cash Flows from Investing Activities
Net change in interest bearing deposits in banks	6,055,350	(12,935,602)	(12,399,000)
Activity in investment securities available for sale:
Purchases	--	(1,414,675)	(3,739,497)
Repayments and calls	849,205	4,738,492	2,344,506
Activity in investment securities held to maturity:
Purchases	(12,675,279)	--	--
Repayments and calls	2,763,332	880,759	709,797
Purchase (redemption) of stock investments, restricted	51,400	--	(23,400)
Loan purchases, net	--	(10,509,072)	--
Loan originations and principal collections, net	(432,307)	(1,336,918)	2,272,916
Proceeds from sale of foreclosed assets	402,850	619,661	--
Purchase of premises and equipment	(3,415,134)	(1,282,156)	(66,270)
Net cash used in investing activities	(6,400,583)	(21,239,511)	(10,900,948)

Cash Flows from Financing Activities
Net increase in deposits	10,711,098	21,290,706	600,842
Net increase (decrease) in borrowings	(994,000)	(1,406,000)	2,400,000
Cash received from exercise of options	560,268	51,981	59,959
Payments for stock repurchases	(462,422)	(178,500)	(99,748)
Net cash provided by financing activities	9,814,944	19,758,187	2,961,053

Net increase (decrease) in cash and cash equivalents	4,612,341	(788,597)	(7,050,036)

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash and Cash Equivalents at Beginning of Year	$3,089,300	$3,877,897	$10,927,933
Cash and Cash Equivalents at End of Year	$7,701,641	$3,089,300	$3,877,897

Supplementary Information
Interest paid	$1,116,457	$1,081,957	$981,203
Income taxes paid	$150,000	$288,000	$196,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$1,314,957	$--	$653,131
Loans to facilitate the sale of foreclosed assets	$600,000	$--	$--

The accompanying notes are an integral part of these financial statements.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 1.	Company Description

Chino Commercial Bank, N.A (the Bank), a nationally chartered bank, was incorporated on December 8, 1999 and began operations on September 1, 2000 with the opening of its office in Chino, California. The Bank opened a branch office in Ontario, California in January 2006, and opened a branch office in Rancho Cucamonga, California in April 2010. The Bank provides a variety of commercial banking services to individuals and small businesses primarily in the Inland Empire region of Southern California. Its primary lending products are real estate and commercial loans. Its primary deposit products are non-interest bearing deposits and money market accounts.

Chino Commercial Bancorp (the Bancorp) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Bancorp was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. (the Bank) effective July 1, 2006. The Bancorp’s principal subsidiary is the Bank, and the Bancorp exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Bancorp’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated.

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

Basis of Presentation and Consolidation (continued)

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, Chino Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of “held-to-maturity” and “available-for-sale” securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2010 and 2009.

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

Loans (continued)

Interest income is accrued daily, as earned, on all loans, except that interest is not accrued on loans that are generally ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on non-accrual loans may be recognized only if the loan is deemed to be fully collectible, and only to the extent of interest payments received. Otherwise, any interest payments received are applied against the loan balance.

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

Loan Portfolio Segments

Management segregates the loan portfolio into portfolio segments for purposes of developing and documenting a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments.

One to Four Family Residential. This portfolio segment consists of the origination of first mortgage loans and home equity second mortgage loans secured by one-to four-family owner occupied residential properties located in the Company’s market area. The Company has experienced no foreclosures on its owner occupied loan portfolio during recent periods and believes this is due mainly to its conservative lending strategies including its non-participation in “interest only”, “Option ARM,” “sub-prime” or “Alt-A” loans.

One to Four Family Income. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in its market area. Such lending involves additional risks arising from the use of the properties by non-owners.

Commercial Real Estate Loans. This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Loan Portfolio Segments  (continued)

Commercial and Industrial Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer Loans. This portfolio segment includes loans to individuals for overdraft protection and personal lines of credit.

Installment Loans. This portfolio segment includes loans to individuals for personal purposes, including but not limited to automobile loans.

Credit Quality Indicators

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as special mention, substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, which can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

Income Taxes (continued)

The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. At December 31, 2010 and 2009, the Company did not have a tax position that failed to meet the more-likely-than-not recognition threshold.

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

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ended December 31:

Weighted-average number of shares used	2010	2009	2008
in the computation of:
Basic earnings per share	$724,707	$702,899	$700,349
Diluted earnings per share	$727,690	$735,419	$750,115

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Comprehensive Income (continued)

The components of comprehensive income other than net income and related tax effects are as follows:
	2010	2009	2008
Unrealized holding gains (losses) on
securities available for sale	(12,203)	91,962	55,523
Reclassification of gains realized in
income	--	--	--

Net unrealized gains (losses)	(12,203)	91,962	55,523
Tax effect	4,810	(37,780)	(22,688)

Other comprehensive gain (loss)
net of tax	(7,393)	54,182	32,835

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheet and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 26, “Fair Value Measurements.”

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

FASB ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, entities are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how an entity develops its allowance for credit losses and how it manages its credit exposure. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company has included these disclosures in Note 6, “Loans and Allowance for Loan Losses.”

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 3.           Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank for balances in transaction accounts. The Bank was able to maintain compliance to avoid the requirement for a reserve balance at December 31, 2010 and 2009.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.            Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,303	$10,313	$-	$753,616
Mortgage-backed securities	3,834,950	118,834	(406)	3,953,378
	$4,578,253	$129,147	$(406)	$4,706,994

Securities held to maturity:
Municipal bonds	$434,783	$2,008	$-	$436,791
Federal agency	2,500,000	38,350	--	2,538,350
Mortgage-backed securities	9,137,219	105,469	--	9,242,688
Corporate	81,913	1,901	--	83,814
	$12,153,915	$147,728	$-	$12,301,643

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,203	$10,663	$-	$753,866
Mortgage-backed securities	4,683,708	132,365	(2,084)	4,813,989
	$5,426,911	$143,028	$(2,084)	$5,567,855

Securities held to maturity:
Municipal bonds	$437,103	$2,008	$-	$439,111
Mortgage-backed securities	1,724,765	35,568	(726)	1,759,607
Corporate	130,094	2,900	--	132,994
	$2,291,962	$40,476	$(726)	$2,331,712

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.            Investment Securities  (Continued)

The amortized cost and fair value of investment securities as of December 31, 2010 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$--	$--	$--	$--
After 1 year through 5 years	--	--	81,913	83,814
After 5 years through 10 years	--	--	2,934,783	2,975,141
After 10 years through 17 years	743,303	753,616	--	--
Mortgage-backed securities	3,834,950	3,953,378	9,137,219	9,242,688

	$4,578,253	$4,706,994	$12,153,915	$12,301,643

Information pertaining to securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities	$295	$34,494	$111	$28,004

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

At December 31, 2010, three securities had unrealized losses with aggregate depreciation of 0.60% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 5.            Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2010	2009

Federal Reserve Bank stock	$164,150	$164,150
Federal Home Loan Bank (FHLB) stock	412,100	463,500
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$626,250	$677,650

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB (See Note 12). No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6.                 Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:
	2010	2009

Real estate loans, commercial	$48,688,634	$48,025,631
Real estate loans, consumer	2,771,247	2,905,723
Commercial loans	8,411,118	9,621,310
Construction loans	--	--
Installment loans	649,454	855,564

	60,520,453	61,408,228
Allowance for loan losses	(1,442,153)	(1,277,526)
Unearned income and deferred loan
fees, net	(27,204)	(17,887)

Loans held for investment, net	$59,051,096	$60,112,815

At December 31, 2010, impaired loans consisted of 11 loans totaling $4,167,572 with a corresponding valuation allowance of $98,395. For the year ended December 31, 2010, the average recorded investment in impaired loans was $1,808,031. Interest income of approximately $19,500 was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2010. No additional funds are committed to be advanced in connection with impaired loans.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

There were five impaired loans for $1,493,919 at December 31, 2009 which had valuation allowances totaling $22,409. For the year ended December 31, 2009, the average recorded investment in impaired loans was approximately $142,800. Interest income of approximately $8,800 was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2009.

At December 31, 2010, the 11 impaired loans for $4,167,572 were on a non-accrual basis. Only one of those loans was past due over 90 days. As of December 31, 2009, there were no loans past due over 90 days and five loans for $1,439,919 on a non-accrual basis.

Changes in the allowance for loan losses are summarized as follows as of and for the year ended December 31:

	2010	2009

Balance at January 1	$1,277,526	$702,409
Loans charged off	(616,842)	(205,387)
Loan recoveries	11,717	1,456
Provision charged to expense	769,752	779,048

	$1,442,153	$1,277,526

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,692,555 and $1,725,902 at December 31, 2010 and 2009, respectively.

The following table presents loans and the allowance for loan losses by segment as of December 31, 2010:

Loans and Allowance for Loan Losses (by segment)
As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,771,247	$479,303	$48,221,026	$8,368,711	$28,034	$621,421	$30,811	$60,520,553

Individually evaluated
for impairment	$723,115	$-	$2,372,879	$1,071,578	$-	$-	$-	$4,167,572

Allowance for loan losses:

Balance	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153

Individually evaluated
for impairment	$17,066	$-	$56,000	$25,329	$-	$-	$-	$98,395

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

The following table summarizes the loan portfolio at December 31, 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of December 31, 2010.

Credit Quality Indicators (by class)
As of December 31, 2010

Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,795,796	$--	$975,450	$--	$2,771,246
Revolvers	--	--	--	--	--

Residential income	479,303	--	--	--	479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	--	23,653,133
Non-owner occupied	22,217,808	802,731	1,547,355	--	24,567,894

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	--	4,352,825
Unsecured	3,473,624	231,852	310,410	--	4,015,886

Consumer	28,034	--	--	--	28,034

Installment	621,421	--	--	--	621,421

Other	30,811	--	--	--	30,811

Total	$51,376,346	$1,497,624	$7,646,583	$--	$60,520,553

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

The following table sets forth certain information with respect to the Bank’s portfolio delinquencies by loan class and amount at December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,048,131	$2,771,246	$--
Revolvers	--	--	--	--	--	--	--

Residential income	--	--	--	--	479,303	$479,303	--

Commercial real estate:
Owner occupied	--	--	--	--	22,160,602	23,653,132	--
Non-owner occupied	--	--	--	--	23,687,545	24,567,894	--

Commercial and industrial:
Secured	--	--	--	--	4,143,656	4,352,825	--
Unsecured	--	--	--	--	4,015,887	4,015,887	--

Consumer	--	--	--	--	28,034	28,034	--

Installment	--	--	--	--	621,421	621,421	--

Other	--	--	--	--	30,811	30,811	--

Total	$--	$--	$--	$--	$57,215,390	$60,520,553	$--

The following table is a summary of impaired loans by loan class at December 31, 2010:

Impaired Loans (by class)
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$723,115	$723,115	$17,066	$742,365	$--

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	1,495,028	--
Non-owner occupied	880,349	880,349	20,776	893,136	--

Commercial and industrial:
Secured	1,071,577	1,071,577	25,329	1,080,039	--

Total:
One to four residential	$723,115	$723,115	$17,066	$742,365	$--
Residential income	$--	$--	$--	$--	$--
Commercial real estate	$2,372,879	$2,372,879	$56,000	$2,388,164	$--
Commercial and industrial	$1,071,577	$1,071,577	$25,329	$1,080,039	$--

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

A summary of nonaccrual loans by loan class at December 31, 2010 is as follows:

Loans on Nonaccrual Status (by class)
As of December 31, 2010

One to four residential:
Closed-end	$723,115

Commercial real estate:
Owner occupied	1,492,530
Non-owner occupied	880,349

Commercial and industrial:
Secured	1,071,577

Total	$4,167,571

Note 7.            Foreclosed Assets

At December 31, 2010 foreclosed assets consisted of one commercial property in the amount of $516,534 and at December 31, 2009 foreclosed assets consisted of a participation interest in residential real property for $24,861.  Reserves for losses of approximately $56,000 and $29,000 were recorded as of December 31, 2010 and 2009, respectively. Expenses applicable to foreclosed assets amounted to approximately $65,500 and $37,600 for the years ended December 31, 2010 and 2009, respectively. These amounts are included in “other operating expenses” in the consolidated statements of income. Gains of $235,766 and $20,250 were recognized on the sale of foreclosed assets for the years ended December 31, 2010 and 2009, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 8.	Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2010	2009

Land	$1,868,422	$1,268,422
Building	3,212,729	1,610,308
Furniture, fixtures and equipment	1,008,521	818,872
Building and Leasehold improvements	1,424,415	487,314
Automobile	39,544	39,544

	7,553,631	4,224,460
Less accumulated depreciation
and amortization	1,210,961	1,124,277

	$6,342,670	$3,100,183

Depreciation and amortization expense for years ended December 31, 2010, 2009 and 2008 amounted to $172,647, $150,409, and $170,257, respectively.

In December 2009, the Company acquired a building in Rancho Cucamonga, California. The building is utilized for the new branch location which opened in April 2010. In July 2010, the Company acquired a building in Chino, California for the relocation of the Company’s main branch and administrative headquarters. The office opened on January 10, 2011.

Note 9.            Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2010 and 2009 was $16,385,864 and $17,441,461, respectively.

At December 31, 2010, the scheduled maturities of total time deposits were as follows:

Within 1 year	$22,588,294
After 1 year through 3 years	175,000

$22,763,294

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

The Subordinated Debt Securities bear interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (0.303% at December 31, 2010) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of December 31, 2010 and 2009, accrued interest payable to the Trust amounted to $8,494. Interest for Trust Preferred Securities amounted to $203,850 for each of the years ended December 31, 2010 and 2009.

Note 11.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which it is associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows as of and for the year ended December 31:
	2010	2009

Balance January 1	$1,032,982	$491,646
Advances	1,506,795	744,238
Eliminated due to retired Board member	(917,416)	--
Repayments, net of borrowings	(373,854)	(202,902)

Balance as of December 31	$1,248,507	$1,032,982

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $5,021,059 and $5,046,512, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 12.          Federal Home Loan Bank Borrowings

As a member of the FHLB, the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank has a line of credit of $28,118,000 with no advances outstanding at December 31, 2010. At December 31, 2009, The Bank had advances outstanding of $994,000, which matured on January 4, 2010 at an annual rate of 0.03%.

On December 21, 2005, the Bank entered into a standby letter of credit with the FHLB for $800,000.  This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is maintaining.

Note 13.	Federal Funds Lines of Credit

The Bank had a total of $9 million in Federal funds lines of credit with three banks at December 31, 2010 and $7 million in Federal funds lines of credit with two banks at December 31, 2009. There were no borrowings outstanding at December 31, 2010 and 2009.

Note 14.	Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2010	2009	2008
Current tax provision:
Federal	$44,451	$347,465	$87,476
State	$59,989	$100,710	$30,444

	$104,440	$448,175	$117,920
Deferred tax provision (benefit):
Federal	$38,327	$(237,225)	$35,933
State	$(13,123)	$(44,631)	$9,989

	$25,204	$(281,856)	$45,922

	$129,644	$166,319	$163,842

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 14.	Income Taxes (Continued)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for years ended December 31:

	2010	2009	2008

Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.20	7.20	7.20
Tax-exempt earnings on life insurance policies	(6.60)	(5.40)	(5.50)
Tax-exempt interest from municipal bonds	(3.80)	(2.40)	(2.60)
Other, net	(1.00)	(1.20)	1.60

Effective tax rate	29.80%	32.20%	34.70%

The components of the net deferred tax asset, included in other assets on the statements of financial condition, were as follows at December 31:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$483,452	$420,457
Start-up expenses	7,835	8,581
Depreciation and amortization	--	--
State tax	5,182	35,707
Foreclosed asset expenses	23,129	2,686
Deferred compensation and benefits	131,994	97,402
Non-accrual interest	25,206	9,582

	676,798	655,389

Deferred tax liabilities:
FHLB stock dividends	(31,963)	(31,963)
Cash to accrual conversion for tax purposes	(9,143)	(18,285)
Depreciation and amortization	(55,755)	0
Unrealized gain on securities available for sale	(52,983)	(58,005)

	(149,844)	(108,253)

Net deferred tax asset	$526,954	$547,136

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2010	2009

Undisbursed loans	$5,557,650	$3,805,683
Letters of credit	--	--

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 16.          Other Commitments and Contingencies

Operating Lease Commitments

The Company had a non-cancelable lease agreement for its headquarters office which expired in July 2010. The Company purchased property for a new headquarters office in July 2010 and extended the lease on the existing office on a month-to-month basis until renovations were completed on the new building. The Company surrendered the leased property on January 31, 2011. Effective as of July 2010, the Company has no non-cancellable lease agreements on its premises.

Rental expense for the years ended December 31, 2010, 2009 and 2008 amounted to $98,574, $86,810, and $84,474, respectively.

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

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 85% and 83% of total loans held for investment at December 31, 2010 and 2009, respectively. The Bank has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 8% and 12% of total deposits on December 31, 2010 and 2009, respectively. Four escrow companies accounted for 6% and 8% of total deposits on December 31, 2010 and 2009, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 18.	Employee Benefit Plan

On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 15% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2010, 2009 and 2008, the Company matching contributions attributable to the Plan amounted to $48,993, $48,596 and $46,079, respectively.

Note 19.          Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement.  Included in other liabilities at December 31, 2010 and 2009, respectively, is $354,713 and $282,261 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 20.	Stock-Based Compensation

The Company’s stock option plan expired July 13, 2010. The plan allowed the Board to grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2009, 108,405 options were available for granting. At December 31, 2010 and 2009, 13,628 and 97,394 options, respectively, were outstanding. The Plan provided that the exercise price of these options should not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years.

There were no options granted in 2010 and 2009. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 20.          Stock-Based Compensation  (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the year then ended are as follows:
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at
beginning of year	97,394	$7.32	104,821	$7.30
Options granted	--	--	--	--
Options exercised	-82,541	$6.79	-7,427	$7.00
Options forfeited	-1,225	$8.67	--	--

Outstanding at year-end	13,628	$10.41	97,394	$7.32

Options exercisable at year-end	13,628	$10.41	97,394	$7.32

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding		Options Exercisable
		Weighted-
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$8.67	6,128	2.2 years	6,128	8.67
$11.83	7,500	2.5 years	7,500	11.83

	13,628	2.3 years	13,628

The intrinsic value of options exercised during the year ended December 31, 2010 was $664,025. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $42,121. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $13.50 as of December 31, 2010, which would have been received by the option holders had those option holders exercised those options as of that date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table. Management believes, as of December 31, 2010 and 2009, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

			2010
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$10,993	14.72%	5,974	8.00%	7,467	10.00%
Bank	$10,778	14.48%	5,953	8.00%	7,442	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	$9,280	12.43%	2,987	4.00%	4,480	6.00%
Bank	$9,841	13.22%	2,977	4.00%	4,465	6.00%

Tier 1 capital to average assets:
Consolidated	$9,280	8.28%	4,481	4.00%	5,602	5.00%
Bank	$9,841	8.80%	4,471	4.00%	5,589	5.00%

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 21.	Regulatory Capital (Continued)

Minimum Regulatory Requirements (continued)

	2009
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$10,388	14.32%	$5,834	8.00%	$7,293	10.00%
Bank	$10,142	14.01%	$5,791	8.00%	$7,239	10.00%

Tier 1 capital to risk weighted assets:
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

Note 23.          Stock Repurchase Plan

On October 19, 2006, the Company’s Board of Directors approved a stock repurchase program for the Company to purchase up to $3 million of its common stock in open market transactions or in privately negotiated transactions.  The repurchase program was initially approved for a period of 12 months. The Company utilized the proceeds of $3.0 million from the Subordinated Debt Securities (see Note 10) for stock repurchases.  The repurchase program was extended during the years ended December 31, 2010 and 2009 for an additional authorization of $600,000 and $200,000, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 23.          Stock Repurchase Plan  (Continued)

Since commencement in 2006 through December 31, 2010, a total of 190,228 common shares have been repurchased under the program for a total aggregate purchase price of $3,740,595 and an average price $19.66. During the years ended December 31, 2010, 2009 and 2008, the Company repurchased 33,288, 16,785, and 4,480, respectively, of common shares at an average price of $13.89, $10.63, and $22.27, respectively.

Note 24.	Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2010	2009	2008

Data processing fees	$355,520	$286,726	$323,164
Deposit products and services	124,374	120,358	257,130
Professional fees	280,918	181,892	191,064
Regulatory assessments	222,599	220,652	86,946
Advertising and marketing	63,119	64,107	76,282
Directors'' fees and expenses	67,477	72,136	--
Other operating expense	450,335	367,476	291,324

	$1,564,342	$1,313,347	$1,303,285

Note 25.	Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp.

Statements of Financial Condition
December 31, 2010 and 2009

Assets	2010	2009

Cash and cash equivalents	$41,897	$178,576
Investment in subsidiaries	10,009,926	9,408,426
Other assets	137,479	47,932

Total assets	$10,189,302	$9,634,934

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 25.	Condensed Financial Statements of Parent Company

Liabilities and Stockholders’ Equity	2010	2009

Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	80,045	75,206

	3,173,045	3,168,206
Stockholders' equity
Common stock	2,750,285	2,498,664
Retained earnings	4,190,208	3,884,907
Accumulated other comprehensive income	75,764	83,157

Total stockholders' equity	7,016,257	6,466,728

Total liabilities and stockholders' equity	$10,189,302	$9,634,934

Statements of Income
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income:
Dividend from Chino Commercial Bank, N.A.	$-	$325,000	$200,000

Expense:
Interest expense	203,850	203,850	203,850
Salaries and benefits	42,059	40,362	40,715
Legal and professional fees	192,978	126,697	141,732
Other expense	5,829	5,675	5,730

Total expense	444,716	376,584	392,027

Loss before income taxes and equity in
undistributed net income of subsidiary	(444,716)	(51,584)	(192,027)
Income tax benefit	(183,020)	(154,981)	(161,337)

	(261,696)	103,397	(30,690)

Equity in undistributed net income of subsidiary	566,997	247,274	339,638

Net Income	$305,301	$350,671	$308,948

Note 25.	Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Operating Activities
Net income	$305,301	$350,671	$308,948
Equity in undistributed income of subsidiary	(566,997)	(247,274)	(339,638)
Decrease in other assets	22,330	50,653	146,601
Increase in other liabilities	4,839	8,097	15,032

Net cash provided by (used in)
operating activities	(234,527)	162,147	130,943

Financing Activities
Payments to repurchase and retire
common stock	(462,422)	(178,500)	(99,748)
Proceeds from exercise of stock options	560,268	51,981	59,959

Net cash provided by (used in)
financing activities	97,846	(126,519)	(39,789)

Net increase (decrease) in cash and
cash equivalents	(136,681)	35,628	91,154

Cash and cash equivalents, beginning of year	178,576	142,948	51,794

Cash and cash equivalents, end of year	$41,895	$178,576	$142,948

Supplementary information
Interest paid	$209,002	$209,002	$209,002

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.          Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at December 31, 2010 and 2009.

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

The following section describes the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. The Company had no liabilities measured at fair value at December 31, 2010 or 2009.

Financial assets measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale at December 31, 2010, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Fair Value Measurements (Continued)

The table below presents the balance of investment securities available for sale at December 31 the fair value of which is measured on a recurring basis:

Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Investment securities
available for sale	$-	$4,706,994	$-	$4,706,994

At December 31, 2009
Investment securities
available for sale	$-	$5,567,855	$-	$5,567,855

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Impared loans	$-	$1,108,110	$2,961,067	$4,069,177
Foreclosed assets	--	516,534	--	516,534

	$-	$1,624,644	$2,961,067	$4,585,711

At December 31, 2009
Investment securities	$-	$-	$1,471,510	$1,471,510
available for sale	--	--	24,861	24,861

available for sale	$-	$-	$1,496,371	$1,496,371

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

At December 31, 2010, the Company had 11 impaired loans that are measured for impairment on a non-recurring basis. Management measured for impairment using the fair value of the collateral for collateral dependent loans, which had a carrying amount of $4,167,572, with a valuation allowance of $98,395 at December 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $1,493,919, with a valuation allowance of $22,409.

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on current appraisals.

At December 31, 2010, the Company has one foreclosed asset (a real property) that is measured for impairment on a non-recurring basis. Management used Level 2 inputs to determine the fair value.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Fair Value Measurements (Continued)

Foreclosed Assets  (continued)

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Discount rates on loans can vary significantly depending on the risk profile of the loan and the borrower’s deposit relationship with the Company. Accordingly, the fair value estimates may not be realized in the immediate settlement of the instrument. Accounting Standards Codification (ASC) 825, Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Foreclosed Assets  (continued)

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31 are as follows:

	2010

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$7,701,641	$7,701,641
Interest-bearing deposits in other banks	19,378,252	19,407,125
Investment securities available for sale	4,706,994	4,706,994
Investment securities held to maturity	12,153,915	12,301,643
Stock investments	626,250	626,250
Loans, net	59,051,096	59,014,061
Trups common securities	93,000	97,475
Accrued interest receivable	382,943	382,943

Financial liabilities:
Deposits	102,999,556	103,053,843
Subordinated Debenture	3,093,000	3,241,835
Accrued interest payable	104,967	104,967

	2009

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$3,089,300	$3,089,300
Interest-bearing deposits in other banks	25,433,602	25,450,188
Investment securities available for sale	5,567,855	5,567,855
Investment securities held to maturity	2,291,962	2,331,712
Stock investments	677,650	677,650
Loans, net	60,112,815	60,129,915
Trups common securities	93,000	100,621
Accrued interest receivable	326,206	326,206

Financial liabilities:
Deposits	92,288,458	92,313,211
Subordinated Debenture	3,093,000	3,346,471
Accrued interest payable	125,823	125,823

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B:  Other Information.

None.

PART III

Item 10:  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2010 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Item 15:  Exhibits

(a)	Exhibits
3.1	Articles of Incorporation of Chino Commercial Bancorp (1)
3.2	Bylaws of Chino Commercial Bancorp (1)
10.1	2000 Stock Option Plan (1)
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan (1)
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman (1)
10.4	Employment Agreement for Dann H. Bowman (2)
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto (1)
10.6	Item Processing Agreement between the Bank and InterCept Group (1)
10.7	Data Processing Agreement between the Bank and InterCept Group (1)
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer (3)
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 (3)
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 (3)
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman (filed herewith)
10.12	Amendment to Salary Continuation Agreement for Roger Caberto (filed herewith)
11	Statement Regarding Computation of Net Income Per Share (4)
21	Subsidiaries of Registrant (5)
23	Consent of Hutchinson & Bloodgood LLP (filed herewith)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Incorporated by reference to the exhibit of the same number at the Company’s Registration Statement on Form S-8 as filed with the with the Securities and Exchange Commission on July 3, 2006.
(2)	Incorporated by reference to exhibit 10.1 in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2010
(3)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-QSB for the quarter ended September 30, 2006.
(4)	The information required by this exhibit is incorporated from Note 2 of the Company’s Financial Statements included herein.
(5)	Incorporated by reference to the exhibit of the same number as the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 30, 2011                                                                CHINO COMMERCIAL BANCORP

By:  /s/Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

/s/Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dann H. Bowman	Director, President, and	March 30, 2011
Dann H. Bowman	Chief Executive Officer
(Principal Executive Officer)

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	March 30, 2011
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	March 30, 2011
H. H. Kindsvater	Director

/s/Linda Cooper	Director	March 30, 2011
Linda Cooper

/s/Richard Malooly	Director	March 30, 2011
Richard Malooly

/s/Thomas Woodbury	Director	March 30, 2011
Thomas Woodbury, D.O.

/s/Jeanette Young	Director and Corporate	March 30, 2011
Jeanette Young	Secretary