Form 10-K/A
period 2010-12-31
Chino Commercial Bancorp
filed 2011-05-02
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010 Commission file number: 000-52098

CHINO COMMERCIAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California		20-4797048
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

14245 Pipeline Avenue Chino, California		91710
Address of principal executive offices		Zip Code

(909) 393-8880
Registrant's telephone number, include area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [x]

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [x]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [x]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [x]

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

As of March 28, 2011, there were 748,314 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

Chino Commercial Bancorp (the “Company”) is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on March 31, 2011 (the “Original Filing”) for the purpose of including the information required by these Items due to the fact that the Company's definitive proxy statement for the 2011 annual meeting of shareholders will not be filed with the SEC pursuant to SEC Regulation 14A on or before May 2, 2011 and therefore will not be incorporated by reference.  This filing also corrects typographical errors in the list of exhibits in the Original Filing.  In connection with this Amendment No. 1, the Company is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Solely for this reason, the Company also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1.  Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-K filed on March 31, 2011 and we have not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

TABLE OF CONTENTS

PART III		1
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1
ITEM 11.	EXECUTIVE COMPENSATION	6
ITEM 12.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS, AND ISSUER PURCHASERS
	OF EQUITY SECURITIES	11
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	11
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	12

PART IV		13
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
	AND REPORTS ON FORM 8‑K	13

SIGNATURES		14

Exhibit 31.1 – Certification of Chief Executive Officer (Section 302 Certification)		15
Exhibit 31.2 – Certification of Chief Financial Officer (Section 302 Certification)		16
Exhibit 32 – Certification of Periodic Financial Report (Section 906 Certification)		17

i

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth certain information with respect to (i) each of the Company's directors and executive officers, and (ii) the directors and executive officers as a group.  Additional information concerning the experience and qualifications of the Company's directors appears immediately following the table.

			Director Since	Common Stock Beneficially Owned on March 29, 2011
Name, Address and Offices Held with Company1	Principal Occupation for the Past Five Years	Age		Number of Shares2	Vested Option Shares3	Percentage of Shares Outstanding4
Dann H. Bowman President, Chief Executive Officer and Director	President and Chief Executive Officer, Chino Commercial Bancorp and Chino Commercial Bank, N.A.	52	2006 (2000)5	69,8056,7	8,726	10.37%
Linda M. Cooper Director	President, Inland Empire Escrow, Inc.	64	2006 (2000)5	16,1638	1,226	2.32%
H. H. Kindsvater Vice Chairman of the Board	Retired (formerly Chief Executive Officer, Hillview Acres Foster Home)	73	2006 (2000)5	13,750	–	1.84%
Richard G. Malooly Director	Owner, Re/Max Realty 100 (Diamond Bar)	72	2006 (2000)5	21,067	1,226	2.97%

_______________________
1 All offices held apply to both Chino Commercial Bancorp and Chino Commercial Bank, N.A. (the “Bank”) unless otherwise indicated.  The business address of each of the directors and executive officers is 14245 Pipeline Avenue, Chino, California 91710.

2 Except as otherwise noted, may include shares held by or with such person's spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); shares held in "street name" for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which such person is the sole beneficiary and has pass-through voting rights and investment power.

3 Represents option shares which are vested pursuant to the Company’s Stock Option Plan.  (See “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ – Compensation of Directors.”)

4 This percentage is based on the total number of shares of our common stock outstanding, plus, for each person or group, the number of option shares which are vested pursuant to the Company’s Stock Option Plan.  (See “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ – Compensation of Directors.”)

5 Year first elected or appointed a director of Chino Commercial Bank, N.A.

6 Includes 20,187, 3,074 and 4,994 shares allocated to the accounts of Mr. Bowman, Ms. Pender and Mr. Caberto, respectively, pursuant to the Company’s 401(k) Plan, as to which shares these individuals have pass-through voting rights and investment power.

7 Includes 10,654 shares held by Mr. Bowman’s spouse in an IRA or 401(k) plan account, as to which shares Mr. Bowman has neither voting nor investment power.

8 Includes 5,250 shares held by the Inland Empire Escrow, Inc. 401(k) Profit Sharing Plan and Trust of which Mrs. Cooper is the trustee; and 1,050 shares held by Mrs. Cooper as trustee for seven grandchildren; as to all of which shares Mrs. Cooper has sole voting and investment power.
(Table and footnotes continued on following page.)

			Director Since	Common Stock Beneficially Owned on March 29, 2011
Name, Address and Offices Held with Company1	Principal Occupation for the Past Five Years	Age		Number of Shares2	Vested Option Shares3	Percentage of Shares Outstanding4
Bernard J. Wolfswinkel Chairman of the Board	Retired (formerly Sales Manager and Public Relations Representative, Western Waste Industries)	78	2006 (2000)5	30,5159	1,226	4.23%
Thomas A. Woodbury, D.O. Director	Family Practice Physician and Surgeon (Inland’s Physician Service)	52	2006 (2000)5	50,57410	–	6.76%
Jeanette L. Young Director and Corporate Secretary	Realtor, Century 21 Home Realtors (Chino)	59	2006 (2000)5	11,579	1,226	1.71%
Sandra F. Pender Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer, Chino Commercial Bancorp and Chino Commercial Bank, N.A.11	65	n/a	4,627 6	–	0.65%
Roger Caberto Senior Vice President and Chief Credit Officer	Senior Vice President and Chief Credit Officer, Chino Commercial Bank, N.A.	65	n/a	5,291 6	–	0.71%
Directors and Executive Officers as a Group (9 persons)				222,645 6	13,630	31.14%

_______________________
(Certain footnotes appear on previous page.)
9 Includes 75 shares held by Mr. Wolfswinkel as trustee for his grandchildren, as to which shares Mr. Wolfswinkel has sole voting and investment power; and 1,120 shares held by Mr. Wolfswinkel’s spouse as separate property, as to which shares Mr. Wolfswinkel has neither voting nor investment power.

10 Includes 4,959 shares held by Inland Physician’s Services, Inc., of which Dr. Woodbury is a 50% owner, as to which shares he has sole voting and investment power; and 5,381 shares held in a profit sharing fund for which Dr. Woodbury is trustee and has sole voting and investment power.  Also includes 1,996 shares held in a margin account as to which there is no current balance.

11 Ms. Pender was promoted to Senior Vice President and Chief Financial Officer of the Company and the Bank on February 20, 2008, and previously served as Vice President and Chief Financial Officer since September 2006.  Prior to joining the Company, she served as Vice President for Manufacturers Bank, headquartered in Los Angeles, California, from 2003 to September 2006.

Additional Information Concerning Board Diversity, Qualifications and Experience.  As currently comprised, the Board of Directors is a diverse group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s markets.  The Board considers diversity as one of many factors in evaluating the composition of the Board but has no set policy in this regard.  Board members are individuals with knowledge and experience who serve and represent the communities we serve.  Current board representation provides backgrounds in banking, escrow services, child welfare and adoption services, family counseling, family and geriatric medicine, mortgage banking, real estate, manufacturing, retail, and waste management.  The expertise of these individuals covers accounting and financial reporting, corporate management, strategic planning, business acquisitions, marketing, retail and small business operations.  What follows is a brief description of the particular experience, attributes and qualifications of each member of the Company's Board of Directors that led to the conclusion that these individuals should serve as directors of the Company.

Dann H. Bowman has served as Chief Executive Officer and a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Bowman also serves on the Board of Directors of the Federal Reserve Bank of San Francisco; and the Board of Directors of the Independent California Bankers Association.  As an active member of the local community, he also serves on the Foundation Board of San Antonio Community Hospital in Upland, and has been a member of the Kiwanis Club for 20 years.  Mr. Bowman was previously an active member of the Inland Empire Chapter of the Robert Morris Associates (“RMA”), an organization dedicated to the enhancement of the banking and thrift industry through the provision of education, financial analysis and networking opportunities to its members.  He served on the Board of the local RMA for four years.  Mr. Bowman is a past Chairman of the American Red Cross, Inland Valley Chapter, a position that he has held for three years.  He is a graduate of California State University of San Bernardino.  Prior to becoming a commercial banker more than 34 years ago, Mr. Bowman was a real estate salesman and broker, licensed by the California Department of Real Estate.  He was previously licensed by the California Department of Insurance as an insurance agent.

Linda Cooper is a long time resident of Chino California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mrs. Cooper is the owner and President of Inland Empire Escrow, a Chino based escrow company which is the longest operating escrow company in Chino, processing all types of escrows for the Inland Empire.  She has been the owner of Inland Empire Escrow since 1987.  Prior to establishing Inland Empire Escrow, Mrs. Cooper was an employee with Spring Mountain Escrow and Bank of America.  Her commitment to the community is shown through her dedication of time and donations to many civic organizations and causes throughout our community.  Through that dedication and her ownership of a Chino based business, Mrs. Cooper is well known in the community and is a valuable member of the Board of Directors.

Hildrith (Corky) Kindsvater is a resident of Apple Valley, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Kindsvater has served as the Chairman of the Audit Committee since 2000.  He is retired from serving as the Chief Executive Officer of Hillview Acres, a foster home located in Chino, California.  Mr. Kindsvater was associated with Hillview Acres since January 1977 and became the home’s Director in July 1977.  He retired in 2004.  During his 26 year tenure at Hillview Acres, Mr. Kindsvater also worked as the Chief Executive Officer of the Christian Adoption and Family Services in Los Angeles and as Vice President of Human Services Insurance in Upland, California.  He was previously a member of the Child Welfare League of America, the California Association of Children’s Homes, and the National Christian Child and Family Services Association.  Mr. Kindsvater is a past member of the National Association of Homes for Children, the California association of Services to Children, California Association of Group Homes, Southwest Association of Executives of Homes for Children.  He is a charter member and past President of the New Mexico Association of Homes for Children.  Mr. Kindsvater is well known and well recognized for innovative and creative programming for child welfare.  He has been an instructor of Research Design and Program Evaluation for the California Christian Institute.  Mr. Kindsvater is a sought-after presenter and has made major presentations to the University of North Carolina, Group Child Care Consultants, National Association of Homes for Children, Christian Child Care Conference, Child Welfare League of American, California Association of Services for Children, National Conference of the Salvation Army, National Protestant Health and Welfare Assembly, and the North American Association of Christians in Social Work.  He graduated from the University of New Mexico with a Bachelor of Social Work.  Mr. Kindsvater received a Master in Marriage, Child and Family Counseling and a Master of Social Work from the California Christian Institute.

Richard Malooly is a resident of Diamond Bar, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Malooly has served on the Audit Committee, as well as the Directors’ Loan Committee for over 10 years.  He is a real estate broker and co-owner of the Re/Max Reality 100 in Diamond Bar.  Mr. Malooly is also the Chief Executive Officer of Heritage Mortgage, a mortgage brokerage operation that was formed in 1994.  He obtained a real estate broker’s license in 1975 and has spent his career in real estate.  He opened Gallery of Homes, Malooly Realty, in 1974. In 1984 he opened the Re/Max Realty 100 office in Diamond Bar.  In 1988 he earned the Graduate Realtors Institute (GRI) designation in 1988. In 1989 he earned the designation for a Certified Residential Specialist (CRS).  Mr. Malooly is a long-time resident and business owner in Diamond Bar, CA, the community adjacent to Chino.  He began his real estate career in 1972 following eight years of operating the Diamond Bar Golf Course Restaurant and Banquet facility.  Mr. Malooly served as President of the Hacienda Rowland Diamond Bar Board of Realtors, a realty board with over 1,000 members.  In 1982 he was President of the Walnut Valley Kiwanis Club.  He is a member of the board for the Diamond Bar Chamber of Commerce.  Mr. Malooly was bestowed Honorary Life Member award by the Hacienda Rowland Diamond Bar Board of Realtors in 1995.

Bernard (Bernie) Wolfswinkel Jr. is a resident of Ontario, California.  Mr. Wolfswinkel has served as Chairman of the Board of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  In addition to serving as Chairman of the Board, he is also a member of the Audit Committee, and is ex officio of all of the Board Committees, and regularly attends the Directors’ Loan Committee.  Mr. Wolfswinkel brings a high degree of professionalism to the position of Chairman, and has the full support of the Board and Management.  Having retired as sales manager for Western Waste Industries, he is well known and respected within the Chino and Ontario communities.  Being retired, Mr. Wolfswinkel is able to devote significant amounts of time to the Company’s affairs, both in the attending and Chairing of meetings, as well as meeting with Management to discuss topics requiring attention.  He has been active in community service activities throughout his life and volunteered for many years on the Columbia Chino Medical Center Citizen Advisory Board and the Board of Trustees.  Mr. Wolfswinkel is a past President of Columbia Chino Medical Center Advisory Board.  He was honored as an Outstanding Citizen by the Chino Champion at the Chino Chamber Dinner Dance.  Mr. Wolfswinkel has been involved with the Kiwanis organization since 1967 and the Chino Kiwanis Club where he served as Secretary in 1981-82, President in 1986-87, Lieutenant Governor of Division 15 in 1998-99.  He served as chairman of the Kiwanis annual fund raiser for more than 15 years and was named Kiwanian of the Year by Division 15 in 1991 and received life membership from the local club at the District and International levels.  Mr. Wolfswinkel was nominated for the California Parks and Recreation Society Layman’s Award in 1992.  He co-chaired a major fund raising effort to establish the Chino Community Theater and has served as chairman for Salem Christian Home “Country Faire” since 1991.  In 1998, Mr. Wolfswinkel received the prestigious Dunlap Foundation Award; the Dunlap Foundation supports the following youth organizations: Key Club, Circle K, Kiwins, and K Kids.

Thomas Allen Woodbury, D.O. is a resident of Rancho Cucamonga, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  In addition Dr. Woodbury serves on the Audit Committee, and is Chairman of the Company’s Compensation Committee.  Dr. Woodbury is a Physician and Surgeon licensed by the Osteopathic Medical Board of California.  He became licensed as an osteopathic physician in 1990.  He is a Family Practice Physician with a specialty in geriatric medicine.  Dr. Woodbury has been associated with the Inland Physician Service since 1993 as a physician and a 50% owner.  He is also a physician and 50% owner of Physician Management Services and Inland Region Medical Group.  Dr. Woodbury obtained as bachelor of science degree from Brigham Young University in Provo, Utah and received a Doctor of Osteopathy (D.O.) from the College Osteopathic Medicine of the Pacific of Pomona California.

Jeanette L. Young is a resident of Chino Hills, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mrs. Young has served as the Bank’s Corporate Secretary for eight years.  She was raised in Chino and has been a real estate agent in Chino for the past 30 years.  Mrs. Young is a realtor with Century 21 Home Realtors in Chino.  She obtained her real estate license in 1982 from the State of California, Department of Real Estate.  As a Realtor in the Chino Valley for 30 years, Mrs. Young is well known and respected in the community and Industry.  She is an active member of the Chino Kiwanis Club as well as other volunteer organizations.  In addition to her knowledge of the real estate business, Mrs. Young provides insight as to the condition of the real estate market in general, as well as additional input regarding specific areas or properties.  She has been instrumental in referring a number of new customers to the Bank, and is an excellent ambassador of the Bank to the community.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2010 fiscal year, no director, executive officer or beneficial owner of 10% or more of our common stock failed to file, on a timely basis, reports required during or with respect to 2010 by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

General

We have adopted a Code of Ethics which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Code of Ethics requires that our directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interests.  Under the terms of the Code of Ethics, directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.  The Code of Ethics may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”  We intend to post notice of any waiver from, or amendment to, any provision of our Code of Ethics on this web site.

Procedures for Reporting Concerns about Accounting, Internal Accounting Controls or Auditing Matters

As a mechanism to encourage compliance with the Code of Ethics, we have established procedures for (i) receiving, retaining and addressing complaints received regarding accounting, internal accounting controls or auditing matters; (ii) allowing employees to anonymously report any problems they may detect with respect to such matters; and (iii) reporting any suspected violations of the Code or of law.  The Code of Ethics also prohibits the Company from retaliating against any director, officer or employee who makes a good faith report of a suspected violation of the Code or of law (even if the report is mistaken), or against anyone who assists in the investigation of a reported violation.

DIRECTOR NOMINATION PROCEDURES

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors since the date of the Company’s last proxy statement (April 27, 2010).

AUDIT COMMITTEE

General.  The Board of Directors has, among others, a standing Audit Committee, consisting of directors Kindsvater (Chairman), Cooper, Malooly, Wolfswinkel, Woodbury, and Young, each of whom is an independent director as defined by the rules of Nasdaq.  No member of the Audit Committee, other than in his or her capacity as a member of the Board of Directors or the Audit Committee, may accept any consulting, advisory or other compensatory fee from the Company.  The purpose of the Audit Committee, which met four times during 2010, is to review the reports of the outside auditors of the Company in order to fulfill the legal and technical requirements necessary to protect the directors, shareholders, employees and depositors of the Company.  In addition, it is the responsibility of the Audit Committee to select the Company’s independent accountants and to make certain that the independent accountants have the necessary freedom and independence to examine all Company records.  The Audit Committee also reviews the scope of independent and internal audits and assesses the results.  Each February, the Audit Committee reviews the results of the independent public accountants’ audit before the earnings report is released publicly.  The Audit Committee periodically reviews the Company’s accounting and financial operations, including the adequacy of the Company’s financial and accounting personnel, and pre-approves all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions.  The Audit Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit and accounting related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code.  While the Board believes that each member of the Audit Committee is highly qualified to discharge his or her duties, the Board has not designated any particular member of the Audit Committee as an “audit committee financial expert” under the SEC’s rules.

Audit Committee Charter.  The Board of Directors has adopted an Audit Committee charter, which outlines the purpose of the Audit Committee, delineates the membership requirements and addresses the key responsibilities of the Committee.  The charter may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”

Audit Committee Report.  The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2010  The committee has discussed with the Company’s independent public accountants, which are responsible for expressing an opinion on the conformity of the Company's audited financial statements with generally accepted accounting principles, the matters required to be discussed by Statement on Auditing Standards No. 114, including their judgments as to the quality of the Company’s financial reporting.  The committee has received from the independent public accountants written disclosures and a letter as required by the Independence Standards Board, Standards No. 1, as amended, and discussed with the independent public accountants the firm’s independence from management and the Company.  In considering the independence of the Company’s independent public accountants, the committee took into consideration the amount and nature of the fees paid the firm for non-audit services, as described on page 16 below.

In reliance on the review and discussions described above, the committee recommends to the Board of Directors that the year-end audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

Submitted by:
H. H. Kindsvater, Chairman
Linda M. Cooper	Bernard J. Wolfswinkel
Richard G. Malooly	Thomas A. Woodbury, D.O.
Jeanette Young

ITEM 11.                      EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Executive Compensation Information

The following table sets forth certain summary compensation information with respect to the Company’s Chief Executive Officer and its only other executive officers whose total compensation for the fiscal year ended December 31, 2010 exceeded $100,000 (the “Named Executive Officers”):

Summary Executive Compensation

Name and Principal Position	Year	Salary1	Bonus	Non-Equity Incentive Plan Compensation2	Option Awards	All Other Compensation3	Total

Dann H. Bowman	2010	$164,000	–	$30,177	–	$24,010	$218,187
President and	2009	160,000	–	30,338	–	23,165	213,503
Chief Executive Officer

Sandra F. Pender	2010	$102,000	$7,038	–	–	$3,400	$112,438
Senior Vice President	2009	102,000	6,000	–	–	4,080	112,080
and Chief Financial Officer

Roger Caberto	2010	$110,000	$6,878	–	–	$39,225	$156,103
Senior Vice President	2009	110,000	6,000	–	–	81,667	197,667
and Chief Credit Officer

Grants of Plan-Based Awards

No options were granted to the Named Executive Officers during 2010.

Option Exercises and Stock Vested

The following table provides information regarding options exercised by the Named Executive Officers during 2010, and the value realized thereon.  No information is provided concerning stock awards, as the Named Executive Officers did not have any stock awards as of December 31, 2010.

Option Exercises in 2010

Name	Shares Acquired on Exercise in 2010	Value Realized on Exercise4

Dann H. Bowman	45,413	$310,171
Sandra F. Pender	–	–
Roger Caberto	–	–
_____________________
1 Salary figures include amounts deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”).  The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made.  The Company's policy, for employees with more than 1,040 hours of service per year, is to match 100% of employee contributions which do not exceed 3% of such employee's annual compensation, and 50% of employee contributions which exceed 3% but do not exceed 5% of such employee's annual compensation, which contributions also vest immediately when made.  Participants have discretion to invest their 401(k) account funds in a variety of investment alternatives, including shares of the Company’s common stock.

2 The non-equity incentive plan compensation for Mr. Bowman was based on the formula in his employment agreement (see “Employment Agreement”).

3 Consists of employer contributions to these individuals’ accounts pursuant to the 401(k) Plan; salary continuation agreement accruals (which include split dollar benefit accruals) expensed by the Company for Messrs. Bowman and Caberto (see “Salary Continuation Agreements”); and an automobile allowance or the taxable benefit value of the use of a Company-owned automobile and term life insurance premiums for Mr. Bowman.  Salary continuation agreement accruals for Messrs. Bowman and Caberto were $13,859 and $34,615, respectively, for 2010; and $12,489 and $76,844, respectively, for 2009.  All other amounts described herein were less than $10,000 per individual per year.

4 Represents the excess of the aggregate fair market value over the aggregate exercise price of the shares at the time of exercise.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by each of the Named Executive Officers as of December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End 1

Name	Number of Shares Underlying Unexercised Options – Exercisable	Number of Shares Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date

Dann H. Bowman	1,226	–	8.67	02/19/13
	7,500	–	11.83	06/30/13

Sandra F. Pender	–	–	n/a	n/a

Roger Caberto	–	–	n/a	n/a

Employment Agreement

The Company entered into an Employment Agreement (the “Agreement”) with Dann H. Bowman for a term of three years commencing July 1, 2009, to replace his previous employment agreement which expired on that date.  The terms of the new employment agreement are substantially similar to those of the previous contract, and specify an annual base salary of $160,000 for the first year, $176,400 for the second year and $184,400 for the third year of the term.  However, Mr. Bowman instead accepted a smaller increase to an annual base salary of $168,000 which is currently in effect.  Under the Agreement, Mr. Bowman is also entitled to an incentive bonus equal to 5% of the Company’s after-tax profits, discretionary bonuses, use of a company automobile, expense reimbursement, and customary medical insurance coverage.  In the event Mr. Bowman's employment is terminated without cause, he will receive a lump sum payment equal to the lesser of eighteen months' severance pay or the balance due under the Agreement, but in no event less than six months’ salary, plus continuation of insurance benefits for up to 90 days following termination; and if such termination occurs within 60 days of the end of a fiscal year, the Board must consider payment of a pro rata bonus.  If Mr. Bowman is terminated or constructively terminated in connection with or following a merger or change in control as defined in the Agreement, he will be entitled to the same benefits as in the case of actual termination without cause described above.

Salary Continuation Agreements

The Company entered into a salary continuation agreement with Mr. Bowman in 2004 which provides an annual benefit of $44,000 per year for ten years upon retirement at age 65, provided he remains employed by the Company until retirement.  The agreement was amended effective December 31, 2008 to comply with the provisions of Section 409A of the Internal Revenue Code.  In the event of death prior to retirement while still employed by the Company, his beneficiary will receive a lump sum death benefit in the amount of approximately $318,000; and (ii) in the event of a merger or change in control as defined in the agreement, if Mr. Bowman is actually or constructively terminated in connection with or within one year following such event, he will be fully vested in his retirement benefits.  However, the amount of any benefits to be paid under Mr. Bowman’s salary continuation agreement in the event of a merger or other change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code.  All benefits would cease in the event of termination for cause, and if Mr. Bowman’s employment were to end due to disability, voluntary termination or termination without cause, he would receive an annual retirement benefit based on the percentage of total retirement benefits which had vested under his agreement as of the termination date.  Such benefits vest at the rate of 14% per

_________________
1 Options are for terms of ten years and the exercise price is the fair market value of the stock on the date of grant.  While unvested options would accelerate in the event of a change in control of the Company, all options currently outstanding under the Company’s stock option plan are fully vested.  Options terminate in the event of termination of employment, with the time period for exercise of the vested portion depending on the reason the service ceases.  In the case of termination for cause, the options expire immediately.

year beginning in February 2005 in the case of disability or termination without cause; and at the rate of 0% for the first five years, and 14% per year beginning in February 2010 in the case of voluntary termination.  In addition, in accordance with a split dollar agreement entered into simultaneously with the salary continuation agreement, in the event of death after retirement, Mr. Bowman’s beneficiary shall still receive the full lump sum death benefit in addition to all retirement benefits paid at the time of death, except that if the amounts being paid under the salary continuation agreement represented only a portion of the total benefits due thereunder because the benefits were not fully vested, then the amount of the death benefit would be proportionally adjusted to reflect the same percentage as the proportion of salary continuation payments being made at the time of death.

The Company also entered into a salary continuation agreement and split dollar agreement with Roger Caberto in 2004, containing the same material terms as Mr. Bowman’s salary continuation agreement, except that (i) the amount of the annual benefits for Mr. Caberto will be $32,000; and (ii) the amount of the lump sum death benefit (subject to adjustment as described above) will be approximately $231,000.  Mr. Caberto was fully vested in October 2010 due to reaching his retirement age, and he will begin receiving benefits under his agreement in April 2011 (retroactive to November 1, 2010) regardless of his employment status.  Mr. Caberto’s agreement was also amended effective December 31, 2008 to comply with the provisions of Section 409A of the Internal Revenue Code.

The Company accrues monthly for the post-retirement benefit obligations under the salary continuation agreements in a systematic and orderly way using an appropriate discount rate.  The Company also purchased single premium life insurance policies when the salary continuation agreements were originally established, in part to provide tax advantaged income to offset the annual cost of the accruals.  These policies name Chino Commercial Bank, N.A. as beneficiary and the proceeds or cash surrender value of the policies will ultimately reimburse the Company for its original investments in the policies, as well as for payments made under the salary continuation agreements.  The amounts expensed for the Named Executive Officers for the salary continuation agreements in 2008 and 2009, which are set forth in the Summary Compensation Table in “Summary Executive Compensation Information” above, were more than offset by such tax advantaged income.

Compensation of Directors

Non-employee directors receive $500 per month, and the Chairman, Vice Chairman and Secretary of the Board receive $850, $750 and $600 per month, respectively, for their service on the Board of Directors.  In addition, all non-employee directors receive $120 per Board meeting attended, plus $120 per meeting for attendance at each meeting of a Board committee of which they are a member.

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2010.  Compensation paid to Mr. Bowman, who is also a Named Executive Officer, is set forth above in the various sections concerning compensation paid to Named Executive Officers.

Summary Director Compensation

Name	Fees Earned or Paid in Cash	Total

Linda M. Cooper	$7,680	$7,680
H. H. Kindsvater	13,200	13,200
Richard G. Malooly	9,480	9,480
Richard J. Vanderpool 1	5,320	5,320
Bernard J. Wolfswinkel	13,080	13,080
Thomas A Woodbury, M.D.	7,800	7,800
Janette L. Young	10,920	10,920
_______________
1 Mr. Vanderpool resigned as a director on September 16, 2010.

The Company did not grant any stock options to non-employee directors in 2010.  During 2010, directors Cooper, Malooly, Wolfswinkel, Young and former director Vanderpool exercised stock options covering 4,617, 5,067, 12,891, 4,605 and 5,394 shares of common stock, respectively, recognizing values of $31,534, $34,608, $88,046, $31,452 and $36,841, respectively, upon exercise, which represents excess of the aggregate fair market value over the aggregate exercise price of the shares at the time of exercise.  As of December 31, 2010, directors Cooper, Malooly, Wolfswinkel and Young held fully exercisable stock options expiring in 2013 to purchase 1,226 shares each; and the remaining non-employee directors had no outstanding options.  Information concerning stock options held by Mr. Bowman, who is also a Named Executive Officer, is set forth above under “Outstanding Equity Awards at Fiscal Year-End.”

COMPENSATION COMMITTEE

General.  The Board has a Compensation Committee, of which directors Woodbury (Chairman), Malooly and Wolfswinkel are members.  All of the members of the Compensation Committee are “independent” under the Nasdaq rules.  The primary functions of the Compensation Committee, which met once during 2010, are to (i) oversee and make recommendations to the Board of Directors concerning the compensation of the Chief Executive Officer; (ii) consider and make recommendations to the Board of Directors concerning compensation for non-employee directors, as well any incentive compensation plans and equity-based plans in which directors and Chief Executive Officer may participate; (iii) evaluate the performance of our Chief Executive Officer in light of our goals and objectives, and make recommendations to the Board of Directors concerning the Chief Executive Officer’s compensation levels based on this evaluation, consistent with the terms of such employment agreement as may approved by the Board of Directors and be in effect from time to time; (iv) annually review and make recommendations to the Board concerning the compensation arrangements for the Chief Executive Officer; and (v) review and make recommendations to the Board concerning any employment agreements, salary continuation agreements or other contractual arrangements with any officers.  The Committee also has ultimate responsibility for determining matters of interpretation with respect to the non audit or accounting related portions of our Code of Ethics and for making all final decisions concerning any disciplinary actions relating to those portions of the Code; and reviews compensation for all officers and staff on an annual basis.

Compensation Committee Charter.  The Board of Directors has adopted a Compensation Committee charter, which outlines the purpose of the Compensation Committee, delineates the membership requirements and addresses the key responsibilities of the Committee.  The charter may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”

Compensation Committee Processes and Procedures.  The Compensation Committee meets annually, in order to (i) review the performance and compensation of the Chief Executive Officer, and (ii) review the compensation of the Bank’s officers and staff.  As part of its review, the Committee considers relevant market practices by reviewing the data on peer companies of similar size, growth potential and market area as reported in the results of an annual compensation and benefits survey conducted by the California Bankers Association.  In determining the compensation for the Chief Executive Officer, the Committee has utilized the SNL Executive Compensation Review of banks and thrifts of similar asset size in order to set his compensation at levels competitive with the Company’s peer institutions.  The Committee does not use compensation consultants in making its compensation decisions, and instead relies primarily on the peer group analyses discussed above.  The last meeting of the committee was held in November 2010 to review the performance and compensation of the Company’s officers and staff.

The Compensation Committee, in conjunction with senior management, also periodically reviews and performs an analysis of non-employee director compensation for the purpose of determining the appropriateness and level of such compensation.  In its review, the Compensation Committee looks to ensure that the compensation is fair and reasonably commensurate to the amount of work required both from the individual directors as well as from the Board in the aggregate.  The analysis includes examining certain published reports, most notably annual compensation and benefits survey conducted by the California Bankers Association.  The Compensation Committee then submits its recommendations to the Board of Directors, which considers the recommendation and either approves or amends the compensation levels, or delays a modification until some future period.

ITEM 12.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                                       MATTERS, AND ISSUER PURCHASERS OF EQUITY SECURITIES

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	13,628	$10.41	–

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management knows of no person who owned beneficially more than 5% of the Company’s outstanding common stock as of March 29, 2011, except for Dann H. Bowman and Thomas A. Woodbury, D.O., each of whom is a member of the Board of Directors.  Information concerning the stock ownership of the Company’s executive officers and directors is set forth in Item 10 above under “Identification of Directors and Executive Officers.”

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                                       INDEPENDENCE

RELATED PARTY TRANSACTIONS

Certain of the Company’s executive officers and directors and the companies with which they are associated have been customers of, and have had banking transactions with Chino Commercial Bank, N.A. (the “Bank”) in the ordinary course of the Bank’s business since January 1, 2010, and the Bank expects to continue to have such banking transactions in the future.  All loans and commitments to lend included in such transactions were made in the ordinary course of business and, except as indicated below, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons not related to the Bank, and in the opinion of the Board of Directors, did not involve more than the normal risk of collectibility or present any other unfavorable features.  However, certain loans to current or former directors have received regulatory criticism due to documentation deficiencies (which have since been corrected), potential weakness relating to economic conditions or adverse trends in the borrower's operations, failure to follow specific regulatory requirements pertaining to overdrafts involving affiliated borrowers, and/or difficulties in establishing precise loan comparisons for terms and creditworthiness determinations due to the inherent uniqueness of each borrower’s banking relationship.

The largest aggregate amount of indebtedness owed to the Bank by director Cooper (including associated companies) at any time since January 1, 2010 was $ 150,000,1 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $95,000.  The interest rate on this line of credit was 3.25%; the total amount of principal paid between January 1, 2010 and March 31, 2011 was $30,000; and the total amount of interest paid during this period was $4,178.  The largest aggregate amount of indebtedness owed to the Bank by director Malooly (including associated companies) at any time since January 1, 2010 was $ 205,000,2 and the

________________________
1 Includes amounts authorized but not disbursed under a revolving line of credit approved by the Board of Directors.

2 Includes amounts authorized but not disbursed under a $5,000 overdraft protection line and a revolving line of credit approved by the Board of Directors.

amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $0.  The interest rate on this line of credit was 6.25%,1 the total amount of principal paid between January 1, 2010 and March 31, 2011 was $90,614; and the total amount of interest paid during this period was $4,793.  The largest aggregate amount of indebtedness owed to the Bank by former director Vanderpool (including associated companies) at any time since January 1, 2010 was $917,514,2 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $876,694.  The interest rates on these loans or lines of credit ranged from 5.88% to 7.25%, and fees paid for short-term overdrafts were the standard fees paid by all customers which were $18 per NSF item and 18% interest on overdraft balances.  The total amount of principal paid between January 1, 2010 and March 31, 2011 was $53,928 and the total amount of interest plus overdraft fees paid during this period was $98,076.  The largest aggregate amount of indebtedness owed to the Bank by director Woodbury (including associated companies) at any time since January 1, 2010 was $1,214,510,3 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $1,084,861.  The interest rates on these loans ranged from 7.15% to 7.75%3 and Dr. Woodbury also paid certain standard overdraft charges related to small overdrafts which were not outstanding as of either of the dates in question.  The total amount of principal paid between January 1, 2010 and March 31, 2011 was $116,791; and the total amount of interest paid plus overdraft fees paid during this period was $64,400.

DIRECTOR INDEPENDENCE

The overwhelming majority of the members of our Board of Directors have historically been independent, and our Audit and Compensation Committees are comprised solely of independent directors in accordance with applicable SEC and Nasdaq requirements.  The Board has determined that all of its directors, other than the President and Chief Executive Officer, are “independent” as that term is defined by Nasdaq rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The aggregate fees billed by Hutchinson and Bloodgood, LLP (“Hutchinson”), the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2010 and 2009, were as follows:

	2010		2009
Audit fees	$74,200		$71,100
Audit related fees	583		867
Tax fees	6,300		6,000
All other fees	22,455	4	6,765
Total	$103,538		$84,732

The services included under “All other fees” for 2010 were not formally pre-approved by the Audit Committee; however, the Audit Committee members were notified before the services were performed and formal approval was obtained after the fact.  The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining Hutchinson’s independence.

_________________________________
1 The interest rate on the Bank’s overdraft protection lines is 18%.

2 Includes amounts authorized but not disbursed under revolving lines of credit approved by the Board of Directors, and short-term overdrafts outstanding on such date.

3 Includes amounts authorized but not disbursed under a $5,000 overdraft protection line.

4 Consists of $2,920 for services relating to a potential stock offering, $4,864 relating to stock option exercises, $6,316 relating to intercompany tax settlements, $4,125 relating to post audit year-end adjustments, and $4,230 relating to loan grading decisions.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Chino Commercial Bancorp 1
3.2	Bylaws of Chino Commercial Bancorp 1
10.1	2000 Stock Option Plan 1
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan 1
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman 1
10.4	Employment Agreement for Dann H. Bowman 2
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto 1
10.6	Item Processing Agreement between the Bank and InterCept Group 1
10.7	Data Processing Agreement between the Bank and InterCept Group 1
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer 3
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 3
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 3
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman 4
10.12	Amendment to Salary Continuation Agreement for Roger Caberto 4
11	Statement Regarding Computation of Net Income Per Share 5
21	Subsidiaries of Registrant 6
23	Consent of Hutchinson and Bloodgood, LLP 5
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(b)           Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

___________________
1 Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-8 filed with the with the Securities and Exchange Commission on July 3, 2006.

2 Filed as Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2009.

3 Filed as an exhibit of the same number to the Company’s Form 10-QSB for the quarter ended September 30, 2006.

4 Filed as an exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2009.

5 Filed as an exhibit of the same number to the Original Filing.

6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2011	CHINO COMMERCIAL BANCORP a California Corporation By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Sandra F. Pender Sandra F. Pender Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dann H. Bowman Dann H. Bowman	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2011

/s/Bernard J. Wolfswinkel Bernard J. Wolfswinkel	Chairman of the Board	April 29, 2011

/s/ H. H. Kindsvater H. H. Kindsvater	Vice Chairman of the Board	April 29, 2011

/s/ Linda M. Cooper Linda M. Cooper	Director	April 29, 2011

/s/Richard G. Malooly Richard G. Malooly	Director	April 29, 2011

/s/ Thomas A. Woodbury, D.O. Thomas A. Woodbury, D.O.	Director	April 29, 2011

/s/ Jeanette L. Young Jeanette L. Young	Director and Corporate Secretary	April 29, 2011