Form 10-Q
period 2011-03-31
Chino Commercial Bancorp
filed 2011-05-13
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number:  000-52098

__________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

_____________________________

California	20-4797048
State of incorporation	I.R.S. Employer
Identification Number

14245 Pipeline Avenue
Chino , California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880

Registrant’s telephone number, including area code

____________________________

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

☑ No

On April 29, 2011, there were 748,314 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$5,701,774	$3,041,114
Federal Funds Sold	9,054,487	4,660,527
Total cash and cash equivalents	14,756,261	7,701,641

Interest-bearing deposits in other banks	15,661,252	19,378,252
Investment securities available for sale	4,564,141	4,706,994
Investment securities held to maturity (fair value approximates
$11,645,000 at March 31, 2011 and $12,302,000 at December 31, 2010)	11,506,166	12,153,915
Total investments	31,731,559	36,239,161
Loans
Real estate	51,053,743	51,459,881
Commercial	7,700,304	8,411,117
Installment	678,413	649,455
Gross loans	59,432,460	60,520,453
Unearned fees and discounts	(31,918)	(27,204)
Loans net of unearned fees and discount	59,400,542	60,493,249
Allowance for loan losses	(1,447,675)	(1,442,153)
Net loans	57,952,867	59,051,096

Accrued interest receivable	426,626	382,943
Restricted stock	609,950	626,250
Fixed assets, net	6,488,770	6,342,670
Foreclosed assets	0	516,534
Prepaid & other assets	2,875,098	3,053,531
Total assets	$114,841,131	$113,913,826

LIABILITIES:
Deposits
Non-interest bearing	$50,314,030	$41,909,584
Interest Bearing
NOW and money market	31,958,312	36,241,586
Savings	2,088,028	2,085,092
Time deposits less than $100,000	5,553,271	6,377,430
Time deposits of $100,000 or greater	13,840,493	16,385,864
Total deposits	103,754,134	102,999,556

Accrued interest payable	77,683	104,967
Accrued expenses & other payables	689,551	700,046
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	107,614,368	106,897,569
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 748,314 shares at March 31, 2011 and at December
31, 2010.	2,750,285	2,750,285
Retained earnings	4,393,513	4,190,208
Accumulated other comprehensive income	82,965	75,764
Total stockholders' equity	7,226,763	7,016,257
Total liabilities & stockholders' equity	$114,841,131	$113,913,826

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
	March 31,
	2011	2010
Interest income
Investment securities and due from banks	$169,848	$168,592
Interest on Federal funds sold	2,605	0
Interest and fee income on loans	1,012,779	1,076,447
Total interest income	1,185,232	1,245,039
Interest expense
Deposits	114,898	241,283
Interest on FHLB borrowings	0	30
Other borrowings	50,963	50,963
Total interest expense	165,861	292,276
Net interest income	1,019,371	952,763
Provision for loan losses	5,522	263,685
Net interest income after
provision for loan losses	1,013,849	689,078
Non-interest income
Service charges on deposit accounts	304,657	267,641
Gain on sale of foreclosed assets	61,151	149
Other miscellaneous income	7,250	5,934
Dividend income from restricted stock	2,770	3,137
Income from bank-owned life insurance	17,225	16,974
Total non-interest income	393,053	293,835
General and administrative expenses
Salaries and employee benefits	587,399	524,022
Occupancy and equipment	114,581	85,848
Data and item processing	96,972	80,040
Advertising and marketing	16,153	13,818
Legal and professional fees	70,233	45,016
Regulatory assessments	75,447	52,193
Insurance	10,425	8,941
Directors' fees and expenses	15,601	17,323
Other expenses	94,318	101,725
Total general & administrative expenses	1,081,129	928,926
Income before income tax expense	325,773	53,987
Income tax expense	122,468	12,702
Net income	$203,305	$41,285
Basic earnings per share	$0.27	$0.06
Diluted earnings per share	$0.27	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2009 (audited)	699,061	$2,498,664	$3,884,907	$83,157	$6,466,728
Comprehensive income:
Net income			305,301		305,301
Change in unrealized gain on securities
available for sale, net of tax				(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including
tax benefit	82,541	714,043			714,043
Stock repurchased and retired	(33,288)	(462,422)			(462,422)
Balance at December 31, 2010 (audited)	748,314	2,750,285	4,190,208	75,764	7,016,257
Comprehensive income:
Net income			203,305		203,305
Change in unrealized gain on
securities available for sale, net of tax				7,201	7,201
Total comprehensive income					210,506

Balance at March 31, 2011 (unaudited)	748,314	$2,750,285	$4,393,513	$82,965	$7,226,763

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$203,305	$41,285
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	5,522	263,685
Depreciation and amortization	53,843	34,343
Net amortization (accretion) of securities	18,229	(931)
Amortization of deferred loan (fees) costs	4,714	979
Gain on sale of foreclosed assets	(61,151)	(149)
Deferred income taxes (benefit)	(30,286)	(3,322)
Net changes in:
Accrued interest receivable	(43,683)	11,290
Other assets	203,684	(57,017)
Accrued interest payable	(27,284)	21,569
Other liabilities	(10,495)	36,342
Net cash provided by operating activities	316,712	348,074

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	3,717,000	(1,238,650)
Activity in investment securities available for sale
Repayments and calls	155,230	322,739
Activity in investment securities:held to maturity
Repayments and calls	629,379	205,498
Loan originations and principal collections, net	1,087,993	793,590
Proceeds from sale of foreclosed assets	577,685	25,010
Purchase of premises and equipment	(200,257)	(308,527)
Net cash provided (used) by investing activities	5,983,330	(200,340)

Cash Flows from Financing Activities
Net increase in deposits	754,578	8,151,826
Net decrease in borrowings	0	(994,000)
Proceeds from the exercise of stock options	0	42,594
Payments for stock repurchases	0	(82,250)
Net cash provided (used) by financing activities	754,578	7,118,170
Net increase in cash and cash equivalents	7,054,620	7,265,904

Cash and Cash Equivalents at Beginning of Period	7,701,641	3,089,300
Cash and Cash Equivalents at End of Period	$14,756,261	$10,355,204

Supplemental Information
Interest paid	$193,145	$270,707
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The Company’s Administrative Offices are located at 14245 Pipeline Avenue, Chino, California 91710 and the telephone number is (909) 393-8880. References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

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

On July 2, 2010, the Company the acquired property at 14245 Pipeline Avenue, Chino, California which became the main branch and administrative headquarters in January 2011.

Note 2 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Note 3 – Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. There were no significant changes to the Company’s critical accounting policies discussed in the Form 10-K for the year ended December 31, 2010.

Note 4 – Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis, for assets measured at fair value on a recurring basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements became effective on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which became effective on January 1, 2011.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, entities are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how an entity develops its allowance for credit losses and how it manages its credit exposure. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company has included these disclosures in Note 6, “Loans and Allowance for Loan Losses.”

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies whether a restructuring constitutes a troubled debt restructuring. The update clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, under this ASU a creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. Management is assessing the impact of this ASU on the company’s financial statements and disclosures.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at March 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$ 743,328	$ 15,509	$ -	$ 758,837
Mortgage-backed securities	3,679,836	125,985	(517)	3,805,304
	$ 4,423,164	$ 141,494	$ (517)	$ 4,564,141

Securities held to maturity:
Municipal bonds	$ 434,175	$ 1,208	$ -	$ 435,383
Federal agency	2,500,000	39,850	-	2,539,850
Mortgage-backed securities	8,490,018	96,230	-	8,586,248
Corporate	81,973	1,545	-	83,518
	$ 11,506,166	$ 138,833	$ -	$ 11,644,999

The amortized cost and fair value of investment securities as of March 31, 2011 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$ -	$ -	$ -	$ -
After 1 year through 5 years	-	-	81,973	83,518
After 5 years through 10 years	-	-	2,934,175	2,975,233
After 10 years through 17 years	743,328	758,837	-	-
Mortgage-backed securities	3,679,836	3,805,304	8,490,018	8,586,248
	$ 4,423,164	$ 4,564,141	$ 11,506,166	$ 11,644,999

Information pertaining to securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities	517	56,143	0	0

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

At March 31, 2011, two securities have unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2010, the Company had 11 impaired loans totaling $4,167,572, all of which were on a non-accrual basis. Only one of those loans was past due over 90 days. At March 31, 2011, the same 11 impaired loans totaling $4,087,364 were on a non-accrual basis. Only one of those loans was past due over 90 days. There were no accruing loans past due over 30 days. As of March 31, 2011, there was one overdraft overdue 30 days.

Changes in the allowance for loan losses are summarized as follows:

Balance January 1. 2011	$1,442,153

Loans charged off	-
Loan recoveries	-

Provision (credit) charged to expense
One to four residential	1,902
Residential Income	6,630
Commercial real estate	(4,382)
Commercial and industrial	1,655
Consumer	(325)
Installement	213
Other	(171)
Provision charged to expense	5,522

Balance March 31, 2011	$1,447,675

                        Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,693,650 and $1,692,555 at March 31, 2011 and December 31, 2010, respectively.

The following tables present loans and the allowance for loan losses by segment as of March 31, 2011 and December 31, 2010:

Loans and Allowance for Loan Losses (by loan segment)
As of March 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$ 2,734,627	$ 475,321	$ 48,319,117	$ 7,211,869	$ 30,457	$ 647,956	$ 13,113	$ 59,432,460

Individually evaluated
for impairment	707,486	-	2,333,070	1,046,808	-	-	-	4,087,364

Collectively evaluated
for impairment	2,027,141	475,321	45,986,047	6,165,061	30,457	647,956	13,113	55,345,096

Allowance for loan losses:

Balance	48,237	9,506	1,136,404	242,898	421	9,391	818	1,447,675

Individually evaluated
for impairment	16,697	-	55,060	24,742	-	-	-	96,499

Collectively evaluated
for impairment	$ 31,540	$ 9,506	$ 1,081,344	$ 218,156	$ 421	$ 9,391	$ 818	$ 1,351,176

Loans and Allowance for Loan Losses (by loan segment)
As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$ 2,771,247	$ 479,303	$ 48,209,331	$ 8,380,407	$ 28,034	$ 621,420	$ 30,711	$ 60,520,453

Individually evaluated
for impairment	723,115	-	2,372,879	1,071,578	-	-	-	4,167,572

Collectively evaluated
for impairment	2,048,132	479,303	45,836,452	7,308,829	28,034	621,420	30,711	56,352,881

Allowance for loan losses:

Balance	46,335	2,876	1,140,786	241,243	746	9,178	989	1,442,153

Individually evaluated
for impairment	17,066	-	56,000	25,329	-	-	-	98,395

Collectively evaluated
for impairment	$ 29,269	$ 2,876	$ 1,084,786	$ 215,914	$ 746	$ 9,178	$ 989	$ 1,343,758

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

The following tables summarize the loan portfolio at March 31, 2011 and December 31, 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)

As of March 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,775,234	$ --	$959,393	$--	$2,734,627
Revolvers		--	--	--	--

Residential income	475,321	--	--	--	$475,321

Commercial real estate:
Owner occupied	19,618,938	423,247	3,549,401	--	23,591,586
Non-owner occupied	22,397,957	798,184	1,531,390	--	24,727,531

Commercial and industrial:
Secured	1,989,780	-	1,645,652	--	3,635,432
Unsecured	3,107,572	230,025	238,840	--	3,576,437

Consumer	30,457	--	--	--	30,457

Installment	647,956	--	--	--	647,956

Other	13,113	--	--	--	13,113

Total	$50,056,327	$1,451,457	$7,924,676	$--	$59,432,460

Credit Quality Indicators (by loan class)

As of December 31, 2010

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,795,797	$ --	$975,450	$--	$2,771,247
Revolvers	--	--	--	--	--

Residential income	479,303	--	--	--	$479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	--	23,653,133
Non-owner occupied	22,206,112	802,731	1,547,355	--	24,556,198

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	--	4,352,825
Unsecured	3,485,320	231,852	310,410	--	4,027,582

Consumer	28,034	--	--	--	28,034

Installment	621,420	--	--	--	621,420

Other	30,711	--	--	--	30,711

Total	$51,376,246	$1,497,624	$7,646,583	$--	$60,520,453

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

The following tables set forth certain information with respect to the Bank’s portfolio delinquencies by loan class and amount as of March 31, 2011 and December 31, 2010:

Age Analysis of Past Due Loans (by class)

As of March 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$ --	$ --	$ --	$ --	$ 2,734,627	$ 2,734,627	$ --

Residential income	--	--	--	--	475,321	475,321	--

Commercial real estate:
Owner occupied	--	--	440,723	440,723	23,150,863	23,591,586	--
Non-owner occupied	--	--	--	--	24,727,531	24,727,531	--

Commercial and industrial:
Secured	--	--	--	--	3,635,432	3,635,432	--
Unsecured	--	--	--	--	3,576,437	3,576,437	--
				--		-
Consumer	--	--	--	--	30,457	30,457	--
				--		-
Installment	--	--	--	--	647,956	647,956	--
				--		-
Other	--	--	--	--	13,113	13,113	--

Total	$ --	$ --	$ 440,723	$ 440,723	$ 58,991,737	$ 59,432,460	$ --

Age Analysis of Past Due Loans (by class)

As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$ --	$ --	$ --	$ --	$ 2,771,247	$ 2,771,247	$ --

Residential income	--	--	--	--	479,303	479,303	--

Commercial real estate:
Owner occupied	--	--	440,723	440,723	23,212,410	23,653,133	--
Non-owner occupied	--	--	--	--	24,556,198	24,556,198	--

Commercial and industrial:
Secured	--	--	--	--	4,352,825	4,352,825	--
Unsecured	--	--	--	--	4,027,582	4,027,582	--

Consumer	--	--	--	--	28,034	28,034	--

Installment	--	--	--	--	621,420	621,420	--

Other	--	--	--	--	30,711	30,711	--

Total	$ --	$ --	$ 440,723	$ 440,723	$ 60,079,730	$ 60,520,453	$ --

The following tables summarize impaired loans by loan class as of March 31, 2011 and December 31, 2010:

Impaired Loans (by loan class)

As of and For the Three Months Ended March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$ 707,486	$ 707,486	$ 16,697	$ 725,660	$ --

Commercial real estate:
Owner occupied	1,466,531	1,466,531	34,610	1,479,591	--
Non-owner occupied	866,540	866,540	20,450	873,323	--

Commercial and industrial:
Secured	1,046,807	1,046,807	24,742	1,060,937	--

Total:
One to four residential	$ 707,486	$ 707,486	$ 16,697	$ 725,660	$ --
Commercial real estate	$ 2,333,071	$ 2,333,071	$ 55,060	$ 2,352,914	$ --
Commercial and industrial	$ 1,046,807	$ 1,046,807	$ 24,742	$ 1,060,937	$ --

Impaired Loans (by loan class)

As of and For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$ 723,115	$ 723,115	$ 17,066	$ 346,484	-

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	685,117	-
Non-owner occupied	880,349	880,349	20,776	473,639	-

Commercial and industrial:
Secured	1,071,578	1,071,578	25,329	302,791	-

Total:
One to four residential	$ 723,115	$ 723,115	$ 17,066	$ 346,484	$ -
Commercial real estate	$ 2,372,879	$ 2,372,879	$ 56,000	$ 1,158,756	$ -
Commercial and industrial	$ 1,071,578	$ 1,071,578	$ 25,329	$ 302,791	$ -

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	March 31, 2011	December 31, 2010
One to four residential:
Closed-end	$ 707,486	$ 723,115

Commercial real estate:
Owner occupied	1,466,531	1,492,530
Non-owner occupied	866,540	880,349

Commercial and industrial:
Secured	1,046,807	1,071,578

Total	$ 4,087,364	$ 4,167,572

Note 7 – Subordinated Notes Payable to Subsidiary Trust

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

The Subordinated Debt Securities bear interest at the rate of 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (1.435% at December 31, 2010) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of March 31, 2011 and 2010, accrued interest payable to the Trust amounted to $8,494. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended March 31, 2011 and 2010. As the Company has no other source of income other than dividends from the Bank, payment of the interest relating to the Trust Preferred Securities depends on the Bank’s continuing ability to pay sufficient dividends to cover such payments.  The Bank is currently required by the Formal Agreement with the OCC to obtain the prior approval of the OCC prior to paying any dividends to the Company.  See “Recent Developments” in Item 2 below.

Note 8 – Stock Based Compensation

Under the Company’s stock option plan, the Company granted incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. The Plan terminated on July 13, 2010, and no options can be granted under the Plan thereafter, but such termination did not affect any Options previously granted. Therefore, at March 31, 2011, no shares were available for the grant of options compared to 108,405 shares at March 31, 2010. At March 31, 2011 and 2010, options covering 13,628 and 92,894 shares, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options began vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vested as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three months ended March 31, 2011 and 2010.

Note 9 - Earnings per share (EPS)

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31,
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$ 203,305	748,314	$ 0.27	$ 41,285	698,621	$ 0.06

Effect of dilutive shares:
assumed exercise of
outstanding options		1,151	0.00		38,575	0.00

Diluted earnings per share	$ 203,305	749,465	$ 0.27	$ 41,285	737,196	$ 0.06

Note 10 - Off-Balance-Sheet Commitments

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2011 and December 31, 2010, the Company had $3.8 million and $5.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2011 and December 31, 2010, the Company had no unadvanced standby letters of credit.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at March 31, 2011 and December 31, 2010.

The fair value hierarchy is as follows:

•         Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•         Level 2 Inputs - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•         Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following section describes the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Financial assets measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The following table presents the balances of securities available for sale as of March 31, 2011 and December 31, 2010.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
at March 31, 2011
Municipal bonds	$ 758,837	$ -	$ 758,837	$ -
Mortgage-backed securities	3,805,304	-	3,805,304	-
Total	$ 4,564,141	$ -	$ 4,564,141	$ -

at December 31, 2010
Municipal bonds	$ 753,616	$ -	$ 753,616	$ -
Mortgage-backed securities	3,953,378	-	3,953,378	-
Total	$ 4,706,994	$ -	$ 4,706,994	$ -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At March 31, 2011 and December 31, 2010, there were no loans held for sale.

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

The following presents impaired loans measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans net of ALLL
at March 31, 2011	$ 3,990,865	$ -	$ 1,078,250	$ 2,912,615
at December 31, 2010	$ 4,069,177	$ -	$ 1,108,110	$ 2,961,067

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at March 31, 2011	$ -	$ -	$ -	$ -
at December 31, 2010	$ 516,534	$ -	$ 516,534	$ -

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

Fair Value of Financial Instruments

	March 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 14,756,261	$ 14,756,261	$ 7,701,641	$ 7,701,641
Interest-bearing deposits with other banks	15,661,252	15,685,411	19,378,252	19,407,125
Investment securities available for sale	4,564,141	4,564,141	4,706,994	4,706,994
Investment securities held to maturity	11,506,166	11,644,999	12,153,915	12,301,643
Stock investments	609,950	609,950	626,250	626,250
Loans, net	57,952,867	57,938,940	59,051,096	59,014,061
Trups common securities	93,000	96,353	93,000	97,475
Accrued interest receivable	426,626	426,626	382,943	382,943

Financial liabilities:
Deposits	103,754,134	103,780,546	102,999,556	103,053,843
Subordinated Debentures	3,093,000	3,204,051	3,093,000	3,241,835
Accrued interest payable	77,683	77,683	104,967	104,967

Note 12 – Formal Written Agreement

On April 12, 2011, the Bank entered into a formal written agreement (“the Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. See “Recent Developments” in Item 2 below for a discussion of the terms of the Agreement. The Bank also has agreed to adhere to higher minimum capital ratios. Specifically, the Bank must achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%.  As of March 31, 2011 the Bank’s Leverage Capital Ratio was 8.95% and its Total Risk-Based Capital Ratio was 15.11%. In order to achieve a Leverage Capital Ratio of at least 9.0% by May 31, 2011, management intends to take steps to reduce higher-rate CD deposits, thereby reducing average assets.

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months ended March 31, 2011 and 2010, and the consolidated financial condition of the Company as of March 31, 2011 and December 31, 2010.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2010 Annual Report on Form 10-K.

This Form 10-Q includes forward-looking statements that may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact are forward looking statements. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements, and readers are cautioned not to unduly rely on such statements. Risks and uncertainties include, but are not limited to, the health of the national and California economies; the Company’s ability to attract and retain skilled employees; competition in the financial services market for both deposits and loans; the Company’s ability to increase its customer base; customers' service expectations; the Company's ability to successfully deploy new technology and gain efficiencies therefrom; the success of branch expansion; changes in interest rates; loan portfolio performance; the Company’s ability to enhance its earnings capacity; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, as amended, for the year ended December 31, 2010, as supplemented by the information contained in this report.

Recent Developments

On April 12, 2011, Chino Commercial Bank, N.A. (the “Bank”), the Company’s wholly-owned banking subsidiary, entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator.  The Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC.  Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status.  The Bank’s Board of Directors (the “Bank Board”) and its management have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement.  The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with directives.

The Bank is required to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program, including objectives, projections and implementation strategies for the Bank’s overall risk profile, earnings performance, and various balance sheet items, as well as intended product line development and market segments; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non‑objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.  The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

The Bank has also agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank will achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%.  As of March 31, 2011 the Bank’s Leverage Capital Ratio was 8.95% and its Total Risk-Based Capital Ratio was 15.11%.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2011 was $203,305 compared with $41,285 for the quarter ended March 31, 2010, an increase of 392.4%. Basic and diluted earnings per share for the first quarter of 2011 were $0.27, compared to $0.06 for the first quarter of 2010. The Company’s annualized return on average equity was 11.48% and annualized return on average assets was 0.72% for the quarter ended March 31, 2011, compared to a return on equity of 2.56% and a return on assets of 0.15% for the quarter ended March 31, 2010. The primary reasons for the change in net income during the first quarter of 2011 are as follows:

•         The provision for loan losses was $5,522 for the first quarter of 2011, a decrease of $258,163, compared to $263,685 for the three months ended March 31, 2010. The reduction in the provision was based upon a moderate improvement in asset quality, and a general reduction in total loans, coupled with no loans charged off in the first quarter of 2011.

•         Non-interest income totaled $393,053 for the first quarter of 2011, an increase of $99,218, or 33.8%, compared to $293,835 in the first quarter of 2010. Included in this increase was a $61,000 gain on sale of foreclosed assets in the first quarter of 2011 compared to $149 gain recognized in the first quarter of 2010. Also included were service charges on deposits which increased by $37,016 or 13.8% for the first quarter of 2011 compared to the first quarter of 2010, due to increased analysis charges and returned item charges. This is consistent with the 16.4% growth in average non-interest bearing deposits in the first quarter of 2011 over the first quarter of 2010.

•         The Company posted net interest income of $1,019,371 for the quarter ended March 31, 2011 as compared to $952,763 for the quarter ended March 31, 2010, due to decreased average balances in time deposits of $100.000 or more. Average interest-earning assets were $98.8 million with average interest-bearing liabilities of $60.4 million, yielding a net interest margin of 4.19% for the first quarter of 2011; as compared to the average interest-earning assets of $93.6 million with average interest-bearing liabilities of $62.3 million, yielding a net interest margin of 4.13% for the first quarter of 2010.

•         Salaries and employee benefits expense increased by 12.1% or $63,377 during the three months ended March 31, 2011 compared to the same period in 2010, due to increased staff required for the Rancho Cucamonga office which opened in April 2010.

•         Regulatory assessments increased by $23,254 to $75,447 for the first quarter of 2011 compared to $52,193 for the first quarter of 2010, due to increased deposits and increased assessment rates.

Financial Condition Summary

The Company’s total assets were $114.8 million at March 31, 2011, an increase of $0.9 million, or 0.8%, compared to total assets of $113.9 million at December 31, 2010. The most significant changes in the Company’s consolidated balance sheet during the first quarter of 2011 are outlined below:

  Total deposits increased from $103.0 million on December 31, 2010 to $103.8 million on March 31, 2011, a 0.7% increase. Noninterest-bearing deposits increased to $50.3 million at March 31, 2011, an increase of $8.4 million or 20.1% from December 31, 2010. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 48.5% at March 31, 2011.
  Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $53.4 million at March 31, 2011, a 12.5% decrease in the first quarter.

•         The Company experienced a slight decrease in interest-earning assets of 1.2% to $100.2 million in the first quarter of 2011, primarily in gross loans which decreased to $59.4 million at March 31, 2011, compared to $60.5 million at December 31, 2010.

•         Nonperforming assets were comprised of 11 loans totaling $4.1 million at March 31, 2011, compared to 11 loans and one foreclosed property totaling $4.7 million at December 31, 2010. All but one of the loans classified as nonperforming are current and paying as agreed.

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

Net Interest Income and Net Interest Margin

For the quarter ended March 31, 2011, net interest income increased to $1,019,371, an increase of 7.0% over the comparable quarter in 2010. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin, and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2011 and 2010. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(unaudited)

	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$ 60,277	$ 1,012	6.81%	$ 61,213	$ 1,076	7.13%
U.S. government agencies securities	2,500	15	2.53%	0	0	0.00%
Mortgage-backed securities	12,580	98	3.14%	6,152	60	3.96%
Other securities & Due from banks time	19,242	57	1.20%	26,252	109	1.68%
Federal funds sold	4,152	3	0.25%	0	0	0.00%
Total interest-earning assets	98,751	$ 1,185	4.87%	93,617	$ 1,245	5.39%
Non-interest earning assets	14,455			14,413
Total assets	$ 113,206			$ 108,030

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$ 34,210	$ 63	0.74%	$ 32,450	$ 134	1.67%
Savings	2,070	1	0.27%	1,041	1	0.26%
Time deposits < $100,000	6,019	13	0.91%	7,109	30	1.72%
Time deposits equal to or > $100,000	15,031	38	1.01%	18,457	76	1.68%
Other borrowings	0	0	0.00%	103	0	0.12%
Subordinated debenture	3,093	51	6.68%	3,093	51	6.68%
Total interest-bearing liabilities	60,423	$ 166	1.11%	62,253	$ 292	1.90%
Non-interest bearing deposits	44,806			38,507
Other liabilities	891			810
Stockholders' equity	7,086			6,460
Total liabilities & stockholders' equity	$ 113,206			$ 108,030

Net interest income		$ 1,019			$ 953

Net interest spread [2]			3.76%			3.49%
Net interest margin [3]			4.19%			4.13%

1 Net amortization of loan fees (costs) are included in the calculation of interest income. Loan fees (costs) were approximately ($6,915) for the three months ended March 31, 2011, compared to ($7,770) for the three months ended March 31, 2010. Loans are net of deferred fees and related direct costs. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded. Foregone interest for the quarters ended March 31, 2011 and 2010 was approximately $80.200 and $11,080, respectively.

2  Represents the average rate earned on interest‑earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest‑earning assets.

4 Average Yield/Rate is the pre-tax yield (as the tax equivalent yield is immaterial) and have been annualized and are based upon actual days in reporting period and based on actual days in the reporting year.

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

Volume and Rate Variances

	For the quarter ended
	March 31
	2011 vs. 2010
	Increase (Decrease) Due to
	($ in thousands)
	Volume	Rate[2]	Net

Interest-earnings assets

Loans[1]	$(15)	$(49)	$(64)
Securities of U.S. government agencies	15	0	15
Mortgage-backed securities	52	(14)	38
Other securities & Due from banks time	(25)	(27)	(52)
Federal funds sold	3	0	3
Total interest-earning assets	30	(90)	(60)

Interest-bearing liabilities
Money market & NOW	7	(78)	(71)
Savings	2	(2)	0
Time deposits < $100,000	(4)	(13)	(17)
Time deposits equal to or > $100,000	(12)	(26)	(38)
Total interest-bearing liabilities	(7)	(119)	(126)
Change in net interest income	$37	$29	$66

1 Loans are net of deferred fees and related direct costs. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded. Foregone interest for the quarters ended March 31, 2011 and 2010 was approximately $80.200 and $11,080, respectively.

2 Average Yield/Rate is the pre-tax yield (as the tax equivalent yield is immaterial) and have been annualized and are based upon actual days in reporting period and based on actual days in the reporting year.

As shown above, the pure volume variance positively impacted net interest income by $37,000 in the first quarter of 2011 relative to the same period of 2010, and the rate variance positively impacted net interest income by $29,000 for the same comparative period.

The net interest margin was 4.19% for the three months ended March 31, 2011, compared to 4.13% for the same period in 2010 due principally to a drop in the interest rates and a decrease in the ratio of interest bearing deposits to total deposits.

Average loans decreased $0.9 million or 1.5% for the first quarter of 2011 compared with the same period of 2010. Interest and fee income on loans decreased $63,668. The decrease in average loans resulted in approximately $15,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $49,000 decrease in income. The average yield on loans declined from 7.13% for the quarter ended March 31, 2010 to 6.81% for the quarter ended March 31, 2011, due to a lack of posted interest income from loans on nonaccrual status of approximately $80,200.

Income from investment securities and time deposits due from banks for the quarter ended March 31, 2011 increased slightly by $1,256, or 0.7% in comparison to the quarter ended March 31, 2010. Although the volume increased income by approximately $43,000, the decreased rate negatively impacted income by approximately $42,000. The primary contributing factor to this decrease was the decrease in the interest rate on due from banks time of 0.48%.

Average interest bearing liabilities decreased $1.8 million or 2.9% in the first quarter of 2011, compared to the first quarter of 2010. The Company experienced a reduction in time certificates due to reduced interest rates offered to its customers. The decrease in average interest bearing deposits resulted in approximately a $7,000 decrease in interest expense and a decline in rates resulted in an approximate $119,000 decrease in interest expense in the first quarter of 2011, compared to the first quarter of 2010.

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

The provision for loan losses was $5,522 for the three months ended March 31, 2011, compared to $263,685 for the three months ended March 31, 2010. The reduction in the provision was based upon a moderate improvement in asset quality, and a general reduction in total loans, coupled with no loan charge-offs in the first quarter of 2011 compared to $147,910 in the first quarter of 2010. The allowance for loan losses was $1,447,675 or 2.44% of gross loans receivable at March 31, 2011, compared to $1,442,153 or 2.38% at December 31, 2010 and $1,394,095 or 2.31% at March 31, 2010. At March 31, 2011, the Company had 11 nonperforming loans totaling $4,087,364, or 6.88% of total loans, compared to 11 nonperforming loans totaling $4,167,573, or 6.89% of total loans at December 31, 2010. Ten of the nonperforming loans are current and paying as agreed. At March 31, 2010, the Company had four nonperforming loans totaling $1.4 million, or 2.34% of total loans.

The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $393,053 for the three months ended March 31, 2011, compared to $293,835 for the three months ended March 31, 2010. Total annualized non-interest income as a percentage of average earning assets was 1.6% and 1.3% for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the Company’s non-interest income for the three months ended March 31, 2011 and 2010:

	Non-Interest Income for the three months
	ended March 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)

Service charges on deposit accounts	$ 305	77.5%	$ 268	91.1%
Gain on sale of foreclosed assets	61	15.6%	0	0.0%
Other miscellaneous income	7	1.8%	6	2.0%
Dividend income from restricted stock	3	0.7%	3	1.1%
Income from bank owned life insurance	17	4.4%	17	5.8%
Total non-interest income	$ 393	100.0%	$ 294	100.0%
As a percentage of
average earning assets		1.6%		1.3%

Gain on sale of foreclosed assets increased to $61,151 in the first quarter of 2011, compared to a $149 gain recognized in the first quarter of 2010. The property sold in the first quarter of 2011 was foreclosed in May 2010 and required clean-up and repairs to get ready for sale. A majority of the expenses incurred to maintain and ready the property for sale were charged to non-interest expenses in 2010 and totaled over $100,000.

Service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposits increased by $37,016 or 13.8% for the first quarter of 2011 compared to the first quarter of 2010, due to increases in volume subject to analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2011 and 2010:

	Non-Interest Expense for the quarter ended
	March 31
	2011		2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)

Salaries and employee benefits	$ 587	54.4%	$ 524	56.4%
Occupancy and equipment	115	10.6%	86	9.3%
Data and item processing	97	9.0%	80	8.6%
Deposit products and services	12	1.1%	22	2.4%
Legal and other professional fees	70	6.5%	45	4.8%
Regulatory assessments	75	6.9%	52	5.6%
Advertising and marketing	16	1.5%	14	1.5%
Directors’ fees and expenses	16	1.5%	17	1.8%
Printing and supplies	12	1.1%	15	1.6%
Telephone	10	0.9%	9	1.0%
Insurance	10	0.9%	9	1.0%
Reserve for undisbursed lines of credit	(6)	-0.6%	6	0.6%
Other expenses	67	6.2%	50	5.4%
Total non-interest expenses	$ 1,081	100.0%	$ 929	100.0%
Non-interest expense as a
percentage of average earning assets		4.4%		4.0%
Efficiency ratio		80.0%		74.5%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.4% for the three months ended March 31, 2011 as compared to 4.0% for the three months ended March 31, 2010. Average earning assets were $98.8 million and $74.9 million for the quarters ended March 31, 2011 and 2010, respectively. Although average assets increased 5.5%, total non interest expenses increased 16.4% resulting in an increase in non-interest expense as a percentage of average assets.

The overhead efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because the percentage increase in net interest income plus other income was smaller than the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 80.0% for the first quarter of 2011 from 74.5% for the second quarter of 2010.

Non-interest expenses were $1,081,129 for the three months ended March 31, 2011, compared to $928,926 for the three months ended March 31, 2010. The largest component of general and administrative expenses was salary and employee benefits expense of $587,399 for the first quarter of 2011, compared to $524,022 for the three months ended March 31, 2010. The increase in salaries and benefits expenses was reflective of increased staff due to the opening of the Bank’s third branch in Rancho Cucamonga which opened in April 2010.

Other components of non-interest expense that affected the increase were occupancy and equipment expenses which increased $28,733 for the three month period ended March 31, 2011 compared to the same period in 2010, due to the opening of the Rancho Cucamonga branch in April 2010. Data and item processing expenses also increased due to the additional branch by $16,932, or 21.2% for the comparable three month period.

Legal and professional fees expenses increased 56.0% to $70,233 in the first quarter of in 2011 compared to $45,016 in the same period in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings.

Regulatory assessments increased by $23,254 to $75,447 for the first quarter of 2011 compared to $52,193 for the first quarter of 2010, due to increased deposits and increased assessment rates.

Provision for Income Taxes

The tax provision was $122,468 for the quarter ended March 31, 2011, representing approximately 37.6% of pre-tax income for the first quarter. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits. The tax provision was $12,702 for the quarter ended March 31, 2010, representing approximately 23.5% of pre-tax income for the first quarter. Of the $53,987 in pre-tax income in the first quarter ended March 31, 2010, approximately $29,000 was tax exempt. Tax exempt income consisted of approximately $17,000 from Bank owned life insurance and $12,000 from municipal bond income.

Financial Condition

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General

Total assets increased by 0.8% from $113.9 million to $114.8 million between December 31, 2010 and March 31, 2011, due to an increase in deposit balances which in turn increased cash and due from banks. The Company experienced a slight decrease in interest-earning assets of 1.2% to $100.2 million in the first quarter of 2011, primarily in gross loans which decreased to $59.4 million at March 31, 2011, compared to $60.5 million at December 31, 2010. Total deposits increased from $103.0 million on December 31, 2010 to $103.8 million on March 31, 2011, a 0.7% increase. Noninterest-bearing deposits increased to $50.3 million at March 31, 2011, an increase of $8.4 million or 20.1% from December 31, 2010. Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $53.4 million at March 31, 2011, a 12.5% decrease in the first quarter. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 48.5% at March 31, 2011.

Loan Portfolio

During the three months ended March 31, 2011, the Company’s loan portfolio, net of unearned loan fees, decreased by $1.1 million to $59.4 million at March 31, 2011, compared to $60.5 million at December 31, 2010. The Company experienced moderate declines in balances of real estate secured and commercial loans. The largest loan category at March 31, 2011 was real estate loans, which consist of commercial and consumer real estate loans, and represent 85.9% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2011 was commercial loans, constituting 13.0% of the loan portfolio. The composition of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is set forth below:

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage

Real estate	$ 51,054	85.9%	$ 51,460	85.0%
Commercial	7,700	13.0%	8,411	13.9%
Installment	678	1.1%	649	1.1%
Gross loans	$ 59,432	100.0%	$ 60,520	100.0%

The average yield on the loan portfolio as of March 31, 2011 was 6.813% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans.  At March 31, 2011, approximately 69.1% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2011 and December 31, 2010, the Company had $5.9 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company.  At March 31, 2011 and December 31, 2010, the Company had no unadvanced standby letters of credit.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of March 31, 2011, all of the Company's TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

	March 31	December 31	March 31
	2011	2010	2010
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Real estate	$ 3,040	$ 3,096	$ 1,284
Commercial	1,047	1,071	131
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	4,087	4,167	1,415

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

Restructured loans [2]	0	0	0

TOTAL NONPERFORMING LOANS	4,087	4,167	1,415
OREO	0	517	0

TOTAL NONPERFORMING ASSETS	$ 4,087	$ 4,684	$ 1,415
Nonperforming loans as a percentage of total loans [3]	6.88%	6.89%	2.34%
Nonperforming assets as a percentage of total loans and OREO	6.88%	7.67%	2.34%

[1]Additional interest income of approximately $80,200, $99,000, and $11,080 respectively, would have been recorded for the periods ended March 31, 2011, December 31, 2010, and March 31, 2010 if the loans had been paid or accrued in accordance with original terms.

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

At March 31, 2011, the Company had two restructured loans totaling $1,765,556 which were partially charged off and the remaining balance of $1,371,643 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Nine additional loans totaling $2,715,721 are on non-accrual status. As of March 31, 2011, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans, with the exception of one loan for $440,723, were current and paying as agreed. At March 31, 2011, the Company had no foreclosed property (OREO).

At December 31, 2010, the Company had one foreclosed property in the amount of $516,534 and the same 11 loans on non-accrual status.  The Company’s nonperforming assets at December 31, 2010 were 7.67% of the total loans and OREO.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,447,675 at March 31, 2011, $1,442,153 at December 31, 2010, and $1,394,095 at March 31, 2010. The ratios of the allowance for loan losses to total loans at March 31, 2011, December 31, 2010, and March 31, 2010 were 2.44%, 2.38%, and 2.31% respectively.

The table below summarizes, as of and for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings; and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of and for the
	Quarter Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
Balances:	($ in thousands)
Average total loans
outstanding during period	$ 60,277	$ 61,213	$ 60,679
Total loans outstanding
at end of the period	$ 59,432	$ 60,468	$ 60,520
Allowance for loan losses:
Balance at the beginning of period	$ 1,442	$ 1,278	$ 1,278
Provision charged to expense	6	264	770
Charge-offs
Construction loans	0	0	0
Commercial loans	0	148	263
Commercial real estate loans	0	0	355
Installment loans	0	0	0
Total	0	148	618
Recoveries
Construction loans	0	0	0
Commercial loans	0	0	12
Commercial real estate loans	0	0	0
Installment loans	0	0	0
Total	0	0	12
Net loan chage-offs
(recoveries)	0	148	606
Balance	$ 1,448	$ 1,394	$ 1,442

Ratios:
Net loan charge-offs to average total loans	0.00%	0.24%	1.00%
Provision for loan losses to average total loans	0.01%	0.43%	1.27%
Allowance for loan losses to total loans at the end of the period	2.44%	2.31%	2.38%
Allowance for loan losses to non-performing loans	35.42%	98.53%	34.60%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	0.00%	10.55%	42.03%
Net loan charge-offs (recoveries) to Provision for loan losses	0.00%	55.79%	78.77%

While Management believes that the amount of the allowance at March 31, 2011 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2011 was $16.2 million having a tax equivalent yield of 3.25%. This compares to an investment portfolio of $17.0 million at December 31, 2010 having a 3.14% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2011 was mortgage-backed securities. At March 31, 2011, approximately 14% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$ 434	$ 435	$ 435	$ 437
Federal agency	2500	2540	2500	2538
Mortgage-backed securities	8,490	8,586	9,137	9,243
Corporate bonds	82	84	82	84
Total held to maturity	11,506	11,645	12,154	12,302

Available for sale:
Municipal	759	759	754	754
Mortgage-backed securities	3,805	3,805	3,953	3,953
Total available for sale	4,564	4,564	4,707	4,707
Total	$ 16,070	$ 16,209	$ 16,861	$ 17,009

There were no material changes since December 31, 2010 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $754,578 or 0.7% to $103.8 million at March 31, 2011 from $103.0 million at December 31, 2010 due to the increase in demand deposits. Interest-bearing deposits decreased $7.6 million or 12.5% to $53.4 million at March 31, 2011 from $61.1 million at December 31, 2010 due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Demand deposits increased $8.4 million or 20.1% to $50.3 million at March 31, 2011 from $41.9 million at December 31, 2010. The ratio of non-interest bearing deposits to total deposits was 48.5% at March 31, 2011 and 40.7% at December 31, 2010.

A comparative distribution of the Company’s deposits at March 31, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Composition

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$ 50,314	48.5%	$ 41,910	40.8%
NOW	2,369	2.3%	1,697	1.6%
Savings	2,088	2.0%	2,085	2.0%
Money Market	29,589	28.5%	34,545	33.5%
Time Deposits < $100,000	5,553	5.4%	6,377	6.2%
Time Deposits > $100,000	13,841	13.3%	16,386	15.9%
	$ 103,754	100.0%	$ 103,000	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2011 and 2010 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” table appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2011 and December 31, 2010, the Company had deposits from related parties representing 10.8% and 5.5% of total deposits of the Company, respectively. Further, at March 31, 2011 and December 31, 2010, deposits from escrow companies represented 15.1% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2011 and December 31, 2010 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand-by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.2 million at March 31, 2011 and $7.0 million at December 31, 2010. There was an overall increase of $210,506 due to the following: net income increased retained earnings by $203,305, and the change in the unrealized loss on investment securities available for sale increased equity by $7,201.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At March 31, 2011, the Company’s liquid assets totaled approximately $35.0 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.5%. At December 31, 2010, the Company’s liquid assets totaled approximately $31.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California, $3.5 million at Pacific Coast Bankers’ Bank, and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $27.7 million at March 31, 2011.

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

As discussed in Note 7 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability.  Excess amounts are generally included in Tier 2 capital.  As of March 31, 2011, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank will achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%.  The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 15.11% and 13.85%, respectively at March 31, 2011, compared to 14.48% and 13.22%, respectively at December 31, 2010. At March 31, 2011 and December 31, 2010, the Bank’s Leverage Capital Ratios were 8.95% and 8.80%, respectively

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2011, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 15.27% and 13.04%, respectively, and its Leverage Capital ratio was 8.43%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	March 31, 2011	December 31, 2010	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.27%	14.72%	10.00%
Tier 1 capital to total risk-weighted assets	13.04%	12.43%	6.00%
Tier 1 leverage ratio	8.43%	8.28%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	15.11%	14.48%	10.00%
Tier 1 capital to total risk-weighted assets	13.85%	13.22%	6.00%
Tier 1 leverage ratio	8.95%	8.80%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 78% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.1%. At March 31, 2011, approximately 69.1% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 6.0% of all fixed rate loans at March 31, 2011 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of March 31, 2011, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$ (349)	$ (181)	$ (101)	$ 289	$ 1,279	$ 1,853
% Change	-3.95%	-2.05%	-1.14%	3.27%	14.47%	20.97%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 and 300 basis points (“bp”). As of March 31, 2011, there has been no material change in interest rate risk since December 31, 2010.

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

The table below shows estimated changes in the Company’s EVE as March 31, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$ 4,009	$ 2,576	$ 1,210	$(1,025)	$ (956)	$(1,624)
% Change	40.2%	25.9%	12.1%	-10.3%	-9.6%	-16.3%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings  - None

Item 1A:  Risk Factors - Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds  - None

Item 3:  Default of Senior Securities  - None

Item 4:  (Removed and Reserved)

Item 5:  Other Information  - None

Item 6:  Exhibits

3.1	Articles of Incorporation of Chino Commercial Bancorp [1]
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman [2]
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer [3]
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman [4]
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Net Income Per Share [5]
21	Subsidiaries of Registrant [6]
23	Consent of Hutchinson and Bloodgood, LLP[5]
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

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

Dated:  May 13, 2011                                                           CHINO COMMERCIAL BANCORP

                                By: /s/ Dann H. Bowman

                                       Dann H. Bowman

       President and Chief Executive Officer

       (Principal Executive Officer)

By: /s/ Sandra F. Pender

      Sandra F. Pender

                                      Senior Vice President, Chief Financial Officer

                                      (Principal Financial and Accounting Officer)

