Form 10-K/A
period 2010-12-31
Chino Commercial Bancorp
filed 2011-06-13
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010 Commission file number: 000-52098

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

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

Yes ☐	No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

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

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

This amendment (“Amendment No. 2”) to our Form 10-K annual report for the fiscal year ended December 31, 2010 filed on March 31, 2011 (the “Original Filing”), as amended on May 2, 2011 to include the information required by Items 10 through 14 of Part III thereof (“Amendment No. 1”), is being filed to correct certain errors relating to impaired loans and certain other credit quality information contained in the consolidated financial statements in Part II, Item 8 of the Original Filing, and to update certain information contained in Amendment No. 1 to correspond to revisions made while finalizing our definitive Schedule 14A filed on May 18, 2011.

The errors in Item 8 may be summarized as follows:  The table on page 65 entitled “Loans and Allowance for Loan Losses (by segment) As of December31, 2010” was inadvertently missing two “Collectively evaluated for impairment” line items; and the table on page 67 entitled “Impaired Loans (by loan class) For the Year Ended December 31,2010” contained incorrect figures in the “Average Recorded Investment”  column.  Certain other minor errors also appeared in the tables on pages 65 through 67.

The sections in Items 10 through 14 which have been updated or corrected include the following:  In Item 10, “Identification of Directors and Executive Officers”; and “Additional Information Concerning Board Diversity, Qualifications and Experience” on pages 89 through 91; in Item 11, “Employment Agreement” and “Salary Continuation Agreements” on pages 96 through 97; in Item 13, “Related Party Transactions” on Page 99 through 100 and the addition of a section entitled “Regulatory Matters” on page 100 which reflects certain information disclosed in our Form 8-K filed on April 15, 2011; and in Item 14, “Fees” on page 100.

In connection with this Amendment No. 2, the Company is including as exhibits updated certifications required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  Solely for this reason, the Company also has restated Part IV of the Original Filing in Part IV of this Amendment No. 2.  Except as set forth above, this Amendment No. 2 does not alter or restate any of the information set forth in the Original Filing or Amendment No. 1.

This Amendment No. 2 continues to speak as of the date of the Original Filing with respect to Items 1 through 9 and as of the date of Amendment No. 1 with respect to Items 10 through 14 and we have not updated the disclosures contained herein to reflect events that have occurred since those dates.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the date of the Original Filing or of Amendment No. 1.

Table of Contents

		Page
PART I
Item 1	Business	1
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	19
Item 2	Properties	20
Item 3	Legal Proceedings	20
Item 4	Reserved	20

PART II
Item 5	Market for Common Equity, Related Stockholder Matters, and Issuer
	Purchases of Equity Securities	21
Item 6	Selected Financial Data	24
Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25
Item 8	Financial Statements	45
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	87
Item 9A	Controls and Procedures	87
Item 9B	Other Information	88

PART III
Item 10	Directors, Executive Officers, and Corporate Governance	89
Item 11	Executive Compensation	94
Item 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	99
Item 13	Certain Relationships and Related Transactions, and Director Independence	99
Item 14	Principal Accountant Fees and Services	100

PART IV
Item 15	Exhibits and Financial Statement Schedules	101

Signatures		102

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

The following table presents loans and the allowance for loan losses by segment as of December 31, 2010:

Loans and Allowance for Loan Losses (by segment)
As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$ 2,771,247	$ 479,303	$48,209,331	$ 8,380,407	$ 28,034	$ 621,420	$ 30,711	$60,520,453

Individually evaluated
for impairment	723,115	--	2,372,879	1,071,578	--	--	--	4,167,572

Collectively
evaluated for impairment	2,048,132	479,303	45,836,452	7,308,829	28,034	621,420	30,711	56,352,881

Allowance for loan losses:

Balance	46,335	2,876	1,140,786	241,243	746	9,178	989	1,442,153

Individually evaluated
for impairment	17,066	--	56,000	25,329	--	--	--	98,395

Collectively
evaluated for impairment	$ 29,269	$ 2,876	$ 1,084,786	$ 215,914	$ 746	$ 9,178	$ 989	$ 1,343,758

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

The following table summarizes the loan portfolio at December 31, 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of December 31, 2010.

Credit Quality Indicators (by class)
As of December 31, 2010

Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$ 1,795,797	$ -	$ 975,450	$ -	$ 2,771,247
Revolvers	--	--	--	--	--

Residential income	479,303	--	--	--	479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	--	23,653,133
Non-owner occupied	22,206,112	802,731	1,547,355	--	24,556,198

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	--	4,352,825
Unsecured	3,485,320	231,852	310,410	--	4,027,582

Consumer	28,034	--	--	--	28,034

Installment	621,420	--	--	--	621,420

Other	30,711	--	--	--	30,711

Total	$51,376,246	$ 1,497,624	$ 7,646,583	$ -	$60,520,453

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.            Loans and Allowance for Loan Losses  (Continued)

The following table sets forth certain information with respect to the Bank’s portfolio delinquencies by loan class and amount at December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$ -	$ -	$ -	$ -	$ 2,771,247	$ 2,771,247	$ -
Revolvers	-	-	-	-	-	-	-

Residential income	-	-	-	-	479,303	479,303	-

Commercial real estate:
Owner occupied	-	-	440,723	440,723	23,212,410	23,653,133	-
Non-owner occupied	-	-	-	-	24,556,198	24,556,198	-

Commercial and industrial:
Secured	-	-	-	-	4,352,825	4,352,825	-
Unsecured	-	-	-	-	4,027,582	4,027,582	-

Consumer	-	-	-	-	28,034	28,034	-

Installment	-	-	-	-	621,420	621,420	-

Other	-	-	-	-	30,711	30,711	-

Total	$ -	$ -	$ 440,723	$ 440,723	$ 60,079,730	$ 60,520,453	$ -

The following table is a summary of impaired loans by loan class at December 31, 2010:

Impaired Loans (by class)
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$ 723,115	$ 723,115	$ 17,066	$ 346,484	-

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	685,117	-
Non-owner occupied	880,349	880,349	20,776	473,639	-

Commercial and industrial:
Secured	1,071,578	1,071,578	25,329	302,791	-

Total:
One to four residential	$ 723,115	$ 723,115	$ 17,066	$ 346,484	$ -
Commercial real estate	$ 2,372,879	$ 2,372,879	$ 56,000	$1,158,756	$ -
Commercial and industrial	$ 1,071,578	$ 1,071,578	$ 25,329	$ 302,791	$ -

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
(Table and footnotes continued on following page.)

			Director Since	Common Stock Beneficially Owned on March 29, 2011
Name, Address and Offices Held with Company1	Principal Occupation for the Past Five Years	Age		Number of Shares2	Vested Option Shares3	Percentage of Shares Outstanding4
Bernard J. Wolfswinkel Chairman of the Board	Retired (formerly Sales Manager and Public Relations Representative, Western Waste Industries)	78	2006 (2000)[5]	30,515[9]	1,226	4.23%
Thomas A. Woodbury, D.O. Director	Family Practice Physician and Surgeon (Inland’s Physician Service)	52	2006 (2000)[5]	50,574[10]	–	6.76%
Jeanette L. Young Director and Corporate Secretary	Realtor, Windermere Real Estate	59	2006 (2000)[5]	11,579	1,226	1.71%
Sandra F. Pender Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer, Chino Commercial Bancorp and Chino Commercial Bank, N.A.11	65	n/a	4,627[6]	–	0.65%
Roger Caberto Senior Vice President and Chief Credit Officer	Senior Vice President and Chief Credit Officer, Chino Commercial Bank, N.A.	65	n/a	5,291[6]	–	0.71%
Directors and Executive Officers as a Group (9 persons)				222,645[6]	13,630	31.14%

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

Dann H. Bowman has served as Chief Executive Officer and a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Bowman also serves on the Board of Directors of the Federal Reserve Bank of San Francisco.  As an active member of the local community, he also serves on the Board of Trustees of San Antonio Community Hospital in Upland, and has been a member of the Kiwanis Club for 20 years.  Mr. Bowman was previously an active member of the Inland Empire Chapter of the Robert Morris Associates (“RMA”), an organization dedicated to the enhancement of the banking and thrift industry through the provision of education, financial analysis and networking opportunities to its members.  He served on the Board of the local RMA for four years.  Mr. Bowman is a past Chairman of the American Red Cross, Inland Valley Chapter, a position that he held for three years.  He is a graduate of California State University of San Bernardino.  Prior to becoming a commercial banker more than 34 years ago, Mr. Bowman was a real estate salesman and broker, licensed by the California Department of Real Estate.  He was previously licensed by the California Department of Insurance as an insurance agent.

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

Hildrith (Corky) Kindsvater is a resident of Apple Valley, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Kindsvater has served as the Chairman of the Audit Committee since 2000.  He is retired from serving as the Chief Executive Officer of Hillview Acres, a foster home located in Chino, California.  Mr. Kindsvater was the director of Hillview Acres from 1977 until he retired in 2004.  During his 27 year tenure at Hillview Acres, Mr. Kindsvater also worked as the Chief Executive Officer of the Christian Adoption and Family Services in Los Angeles and as Vice President of Human Services Insurance in Upland, California.  He was previously a member of the Child Welfare League of America, the California Association of Children’s Homes, and the National Christian Child and Family Services Association.  Mr. Kindsvater is a past member of the National Association of Homes for Children, the California Association of Services to Children, the California Association of Group Homes, and the Southwest Association of Executives of Homes for Children.  He is a charter member and past President of the New Mexico Association of Homes for Children.  Mr. Kindsvater is well known and well recognized for innovative and creative programming for child welfare.  He has been an instructor of Research Design and Program Evaluation for the California Christian Institute.  Mr. Kindsvater is a sought-after presenter and has made major presentations to the University of North Carolina, Group Child Care Consultants, National Association of Homes for Children, Christian Child Care Conference, Child Welfare League of American, California Association of Services for Children, National Conference of the Salvation Army, National Protestant Health and Welfare Assembly, and the North American Association of Christians in Social Work.  He graduated from the University of New Mexico with a Bachelor's degree in Social Work.  Mr. Kindsvater received a Master's degree in Marriage, Child and Family Counseling and a Master's degree in Social Work from the California Christian Institute.

Richard Malooly is a resident of Diamond Bar, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mr. Malooly has served on the Audit Committee, as well as the Directors’ Loan Committee for over 10 years.  He is a real estate broker and co-owner of the Re/Max Reality 100 in Diamond Bar.  Mr. Malooly is also the Chief Executive Officer of Heritage Mortgage, a mortgage brokerage operation that was formed in 1994.  He obtained a real estate broker’s license in 1975 and has spent his career in real estate.  He opened Gallery of Homes, Malooly Realty, in 1974. In 1984 he opened the Re/Max Realty 100 office in Diamond Bar.  In 1988 he earned the Graduate Realtors Institute (GRI) designation.  In 1989 he earned the designation for a Certified Residential Specialist (CRS).  Mr. Malooly is a long-time resident and business owner in Diamond Bar, California, a community adjacent to Chino.  He began his real estate career in 1972 following eight years of operating the Diamond Bar Golf Course Restaurant and Banquet facility.  Mr. Malooly served as President of the Hacienda Rowland Diamond Bar Board of Realtors, a realty board with over 1,000 members.  In 1982 he was President of the Walnut Valley Kiwanis Club.  He is a member of the board for the Diamond Bar Chamber of Commerce.  Mr. Malooly was bestowed an Honorary Life Member award by the Hacienda Rowland Diamond Bar Board of Realtors in 1995.

Bernard (Bernie) Wolfswinkel Jr. is a resident of Ontario, California.  Mr. Wolfswinkel has served as Chairman of the Board of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  In addition to serving as Chairman of the Board, he is also a member of the Audit Committee, and is ex officio of all of the Board Committees, and regularly attends the Directors’ Loan Committee.  Mr. Wolfswinkel brings a high degree of professionalism to the position of Chairman, and has the full support of the Board and Management.  Having retired as sales manager for Western Waste Industries, he is well known and respected within the Chino and Ontario communities.  Being retired, Mr. Wolfswinkel is able to devote significant amounts of time to the Company’s affairs, both in the attending and chairing of meetings, as well as meeting with Management to discuss topics requiring attention.  He has been active in community service activities throughout his life, including volunteering for many years with the Chino Medical Center.  Mr. Wolfswinkel has been involved with the Kiwanis organization since 1967 and the Chino Kiwanis Club where he served as Secretary in 1981-82, President in 1986-87, Lieutenant Governor of Division 15 in 1998-99.  He served as chairman of the Kiwanis annual fund raiser for more than 15 years and was named Kiwanian of the Year by Division 15 in 1991 and received life membership from the local club at the District and International levels.  Mr. Wolfswinkel was nominated for the California Parks and Recreation Society Layman’s Award in 1992.  He co-chaired a major fund raising effort to establish the Chino Community Theater and has served as chairman for Salem Christian Home “Country Faire” since 1991.  In 1998, Mr. Wolfswinkel received the prestigious Dunlap Foundation Award; the Dunlap Foundation supports the following youth organizations: Key Club, Circle K, Kiwins, and K Kids.

Thomas Allen Woodbury, D.O. is a resident of Rancho Cucamonga, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  In addition Dr. Woodbury serves on the Audit Committee, and is Chairman of the Company’s Compensation Committee.  Dr. Woodbury is a Physician and Surgeon licensed by the Osteopathic Medical Board of California.  He became licensed as an osteopathic physician in 1990.  He is a Family Practice Physician with a specialty in geriatric medicine.  Dr. Woodbury has been associated with the Inland Physician Service since 1993 as a physician and a 50% owner.  He is also a physician and 50% owner of Physician Management Services and Inland Region Medical Group.  Dr. Woodbury obtained a Bachelor of Science degree from Brigham Young University in Provo, Utah and received a Doctor of Osteopathy (D.O.) degree from the College of Osteopathic Medicine of the Pacific in Pomona, California.

Jeanette L. Young is a resident of Chino Hills, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively.  Mrs. Young has served as the Bank’s Corporate Secretary for eight years.  She was raised in Chino and has been a real estate agent in Chino for the past 30 years.  Mrs. Young has been a realtor with Windermere Real Estate in Chino Hills since October 2010, and was previously a realtor with Century 21 Home Realtors in Chino.  She obtained her real estate license in 1982 from the State of California, Department of Real Estate.  As a Realtor in the Chino Valley for 30 years, Mrs. Young is well known and respected in the community and the local real estate industry.  She is an active member of the Chino Kiwanis Club as well as other volunteer organizations.  In addition to her knowledge of the real estate business, Mrs. Young provides insight as to the condition of the real estate market in general, as well as additional input regarding specific areas or properties.  She has been instrumental in referring a number of new customers to the Bank, and is an excellent ambassador of the Bank to the community.

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

AUDIT COMMITTEE

General.  The Board of Directors has, among others, a standing Audit Committee, consisting of directors Kindsvater (Chairman), Cooper, Malooly, Wolfswinkel, Woodbury, and Young, each of whom is an independent director as defined by the rules of Nasdaq.  No member of the Audit Committee, other than in his or her capacity as a member of the Board of Directors or the Audit Committee, may accept any consulting, advisory or other compensatory fee from the Company.  The purpose of the Audit Committee, which met four times during 2010, is to review the reports of the outside auditors of the Company in order to fulfill the legal and technical requirements necessary to protect the directors, shareholders, employees and depositors of the Company.  In addition, it is the responsibility of the Audit Committee to select the Company’s independent accountants and to make certain that the independent accountants have the necessary freedom and independence to examine all Company records.  The Audit Committee also reviews the scope of independent and internal audits and assesses the results.  Each February, the Audit Committee reviews the results of the independent public accountants’ audit before the earnings report is released publicly.  The Audit Committee periodically reviews the Company’s accounting and financial operations, including the adequacy of the Company’s financial and accounting personnel, and is responsible for pre-approving all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions.  The Audit Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit and accounting related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code.  While the Board believes that each member of the Audit Committee is highly qualified to discharge his or her duties, the Board has not designated any particular member of the Audit Committee as an “audit committee financial expert” under the SEC’s rules.

Audit Committee Charter.  The Board of Directors has adopted an Audit Committee charter, which outlines the purpose of the Audit Committee, delineates the membership requirements and addresses the key responsibilities of the Committee.  The charter may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”

Audit Committee Report.  The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2010  The committee has discussed with the Company’s independent public accountants, which are responsible for expressing an opinion on the conformity of the Company's audited financial statements with generally accepted accounting principles, the matters required to be discussed by Statement on Auditing Standards No. 114, including their judgments as to the quality of the Company’s financial reporting.  The committee has received from the independent public accountants written disclosures and a letter as required by the Independence Standards Board, Standards No. 1, as amended, and discussed with the independent public accountants the firm’s independence from management and the Company.  In considering the independence of the Company’s independent public accountants, the committee took into consideration the amount and nature of the fees paid the firm for non-audit services, as described on page 100 below.

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

ITEM 11.                      EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Executive Compensation Information

The following table sets forth certain summary compensation information with respect to the Company’s Chief Executive Officer and its only other executive officers whose total compensation for the fiscal year ended December 31, 2010 exceeded $100,000 (the “Named Executive Officers”):

Summary Executive Compensation

Name and Principal Position	Year	Salary12	Bonus	Non-Equity Incentive Plan Compensation[13]	Option Awards	All Other Compensation[14]	Total

Dann H. Bowman	2010	$164,000	–	$30,177	–	$24,010	$218,187
President and	2009	160,000	–	30,338	–	23,165	213,503
Chief Executive Officer

Sandra F. Pender	2010	$102,000	$7,038	–	–	$3,400	$112,438
Senior Vice President	2009	102,000	6,000	–	–	4,080	112,080
and Chief Financial Officer

Roger Caberto	2010	$110,000	$6,878	–	–	$39,225	$156,103
Senior Vice President	2009	110,000	6,000	–	–	81,667	197,667
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

Option Exercises in 2010

Name	Shares Acquired on Exercise in 2010	Value Realized on Exercise[15]

Dann H. Bowman	45,413	$310,171
Sandra F. Pender	–	–
Roger Caberto	–	–
_____________________
12 Salary figures include amounts deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”).  The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made.  The Company's policy, for employees with more than 1,040 hours of service per year, is to match 100% of employee contributions which do not exceed 3% of such employee's annual compensation, and 50% of employee contributions which exceed 3% but do not exceed 5% of such employee's annual compensation, which contributions also vest immediately when made.  Participants have discretion to invest their 401(k) account funds in a variety of investment alternatives, including shares of the Company’s common stock.

13 The non-equity incentive plan compensation for Mr. Bowman was based on the formula in his employment agreement (see “Employment Agreement”).

14 Consists of employer contributions to these individuals’ accounts pursuant to the 401(k) Plan; salary continuation agreement accruals (which include split dollar benefit accruals) expensed by the Company for Messrs. Bowman and Caberto (see “Salary Continuation Agreements”); and an automobile allowance or the taxable benefit value of the use of a Company-owned automobile and term life insurance premiums for Mr. Bowman.  Salary continuation agreement accruals for Messrs. Bowman and Caberto were $13,859 and $34,615, respectively, for 2010; and $12,489 and $76,844, respectively, for 2009.  All other amounts described herein were less than $10,000 per individual per year.

15 Represents the excess of the aggregate fair market value over the aggregate exercise price of the shares at the time of exercise.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by each of the Named Executive Officers as of December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End 16

Name	Number of Shares Underlying Unexercised Options – Exercisable	Number of Shares Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date

Dann H. Bowman	1,226	–	$8.67	02/19/13
	7,500	–	11.83	06/30/13

Sandra F. Pender	–	–	n/a	n/a

Roger Caberto	–	–	n/a	n/a

Employment Agreement

The Company entered into an Employment Agreement (the “Agreement”) with Dann H. Bowman for a term of three years commencing July 1, 2009, to replace his previous employment agreement which expired on that date.  The terms of the new employment agreement are substantially similar to those of the previous contract, and specify an annual base salary of $160,000 for the first year, $176,400 for the second year and $184,400 for the third year of the term.  However, Mr. Bowman instead accepted a smaller increase in 2010 to an annual base salary of $168,000 which is currently in effect.  Under the Agreement, Mr. Bowman is also entitled to an incentive bonus equal to 5% of the Company’s after-tax profits, discretionary bonuses, use of a company automobile, expense reimbursement, and customary medical insurance coverage.  In the event Mr. Bowman's employment is terminated without cause, the Agreement provides for a lump sum payment equal to the lesser of eighteen months' severance pay or the balance due under the Agreement, but in no event less than six months’ salary, plus continuation of insurance benefits for up to 90 days following termination; and if such termination occurs within 60 days of the end of a fiscal year, the Board must consider payment of a pro rata bonus.  If Mr. Bowman is terminated or constructively terminated in connection with or following a merger or defined change in control, the Agreement provides for the same benefits as in the case of actual termination without cause described above.

Salary Continuation Agreements

The Company entered into a salary continuation agreement with Mr. Bowman in 2004 which provides an annual benefit of $44,000 per year for ten years commencing at age 65, provided he remains employed by the Company until that time.  The agreement was amended effective December 31, 2008 to comply with the provisions of Section 409A of the Internal Revenue Code.  In the event of death prior to retirement while still employed by the Company, his beneficiary will receive a lump sum death benefit in the amount of approximately $318,000; and (ii) in the event of a merger or change in control as defined in the agreement, if Mr. Bowman is actually or constructively terminated in connection with or within one year following such event, he will be fully vested in his retirement benefits.  However, the amount of any benefits to be paid under Mr. Bowman’s salary continuation agreement in the event of a merger or other change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code.  All benefits would cease in the event of termination for cause, and if Mr. Bowman’s employment were to end due to disability, voluntary termination or termination without cause, he would receive an annual retirement benefit based on the percentage of total retirement benefits which had vested under his agreement as of the termination date.  Such benefits vest at the rate of 14% per

_________________
16 Options are for terms of ten years and the exercise price is the fair market value of the stock on the date of grant.  While unvested options would accelerate in the event of a change in control of the Company, all options currently outstanding under the Company’s stock option plan are fully vested.  Options terminate in the event of termination of employment, with the time period for exercise of the vested portion depending on the reason the service ceases.  In the case of termination for cause, the options expire immediately.

year beginning in February 2005 in the case of disability or termination without cause; and at the rate of 0% for the first five years, and 14% per year beginning in February 2010 in the case of voluntary termination.  In addition, in accordance with a split dollar agreement entered into simultaneously with the salary continuation agreement, in the event of death after retirement, Mr. Bowman’s beneficiary would still receive the full lump sum death benefit in addition to all retirement benefits paid at the time of death, except that if the amounts being paid under the salary continuation agreement represented only a portion of the total benefits due thereunder because the benefits were not fully vested, then the amount of the death benefit would be proportionally adjusted to reflect the same percentage as the proportion of salary continuation payments being made at the time of death.

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

The Company accrues monthly for the post-retirement benefit obligations under the salary continuation agreements in a systematic and orderly way using an appropriate discount rate.  The Company also purchased single premium life insurance policies when the salary continuation agreements were originally established, in part to provide tax advantaged income to offset the annual cost of the accruals.  These policies name the Chino Commercial Bank, N.A. (the "Bank") as beneficiary and the proceeds or cash surrender value of the policies will ultimately reimburse the Company for its original investments in the policies, as well as for payments made under the salary continuation agreements.  The amounts expensed for the Named Executive Officers for the salary continuation agreements in 2009 and 2010, which are set forth in the Summary Compensation Table in “Summary Executive Compensation Information” above, were more than offset by such tax advantaged income.

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

Summary Director Compensation

Name	Fees Earned or Paid in Cash	Total

Linda M. Cooper	$7,680	$7,680
H. H. Kindsvater	13,200	13,200
Richard G. Malooly	9,480	9,480
Richard J. Vanderpool [17]	5,320	5,320
Bernard J. Wolfswinkel	13,080	13,080
Thomas A Woodbury, M.D.	7,800	7,800
Janette L. Young	10,920	10,920
_______________
17 Mr. Vanderpool resigned as a director on September 16, 2010.

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

Compensation Committee Processes and Procedures.  The Compensation Committee meets annually, in order to (i) review the performance and compensation of the Chief Executive Officer, and (ii) review the compensation of the Bank’s officers and staff.  As part of its review, the Committee considers relevant market practices by reviewing the data on peer companies of similar size, growth potential and market area as reported in the results of an annual compensation and benefits survey conducted by the California Bankers Association, and other relevant materials.  In determining the compensation for the Chief Executive Officer, the Committee has utilized the SNL Executive Compensation Review of banks and thrifts of similar asset size in order to set his compensation at levels competitive with the Company’s peer institutions.  The Committee does not use compensation consultants in making its compensation decisions, and instead relies primarily on the peer group analyses discussed above.  The last meeting of the committee was held in November 2010 to review the performance and compensation of the Company’s officers and staff.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                                       INDEPENDENCE

RELATED PARTY TRANSACTIONS

Certain of the Company’s executive officers and directors and the companies with which they are associated have been customers of, and have had banking transactions with the Bank in the ordinary course of the Bank’s business since January 1, 2010, and the Bank expects to continue to have such banking transactions in the future.  All loans and commitments to lend included in such transactions were made in the ordinary course of business and, except as indicated below, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons not related to the Bank, and in the opinion of the Board of Directors, did not involve more than the normal risk of collectibility or present any other unfavorable features.  However, certain loans to current or former directors have received regulatory criticism due to documentation deficiencies (which have since been corrected), potential weakness relating to economic conditions or adverse trends in the borrower's operations, failure to follow specific regulatory requirements pertaining to overdrafts involving affiliated borrowers, and/or difficulties in establishing precise loan comparisons for terms and creditworthiness determinations due to the inherent uniqueness of each borrower’s banking relationship.

The largest aggregate amount of indebtedness owed to the Bank by director Cooper (including associated companies) at any time since January 1, 2010 was $ 150,000,18 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $95,000.  The interest rate on this line of credit was 3.25%; the total amount of principal paid between January 1, 2010 and March 31, 2011 was $30,000; and the total amount of interest paid during this period was $4,178.  The largest aggregate amount of indebtedness owed to the Bank by director Malooly (including associated companies) at any time since January 1, 2010 was $ 205,000,19 and the

________________________
18 Includes amounts authorized but not disbursed under a revolving line of credit approved by the Board of Directors.

19 Includes amounts authorized but not disbursed under a $5,000 overdraft protection line and a revolving line of credit approved by the Board of Directors.

amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $0.  The interest rate on this line of credit was 6.25%,20 the total amount of principal paid between January 1, 2010 and March 31, 2011 was $90,614; and the total amount of interest paid during this period was $4,793.  The largest aggregate amount of indebtedness owed to the Bank by former director Vanderpool (including associated companies) at any time since January 1, 2010 was $1,090,521,21 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $876,694.  The interest rates on these loans or lines of credit ranged from 5.88% to 7.25%, and fees paid for short-term overdrafts were the standard fees paid by all customers which were $18 per NSF item and 18% interest on overdraft balances.  The total amount of principal paid between January 1, 2010 and March 31, 2011 was $213,827 and the total amount of interest plus overdraft fees paid during this period was $98,076.  The largest aggregate amount of indebtedness owed to the Bank by director Woodbury (including associated companies) at any time since January 1, 2010 was $1,214,510,22 and the amount of such indebtedness actually disbursed and outstanding as of March 31, 2011 was $1,084,861.  The interest rates on these loans ranged from 7.15% to 7.75%3 and Dr. Woodbury also paid certain standard overdraft charges related to small overdrafts which were not outstanding as of either of the dates in question.  The total amount of principal paid between January 1, 2010 and March 31, 2011 was $116,791; and the total amount of interest paid plus overdraft fees paid during this period was $64,400.

Regulatory Matters

On April 12, 2011, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator. The Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC. Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status. The Bank’s Board of Directors (the “Bank Board”) and its management have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with directives.

The Bank is required to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program, including objectives, projections and implementation strategies for the Bank’s overall risk profile, earnings performance, and various balance sheet items, as well as intended product line development and market segments; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions. The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The aggregate fees billed by Hutchinson and Bloodgood, LLP (“Hutchinson”), the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2010 and 2009, were as follows:

	2010		2009
Audit fees	$74,200		$71,100
Audit related fees	583	[23]	3,167	[23]
Tax fees	6,300		6,000
All other fees	22,455	[24]	4,467	[24]
Total	$103,538		$84,734

The services included under “All other fees” were not formally pre-approved by the Audit Committee; however, the Audit Committee members were notified before the services were performed and formal approval was obtained after the fact.  The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining Hutchinson’s independence.

_________________________________
20 The interest rate on the Bank’s overdraft protection lines is 18%.

21 Includes amounts authorized but not disbursed under revolving lines of credit approved by the Board of Directors, and short-term overdrafts outstanding on such date (September 15, 2010).

22 Includes amounts authorized but not disbursed under a $5,000 overdraft protection line.

23 Consists of reimbursement for out-of-pocket expenses for both years, and $2.300 in 2009 for documentation review and guidance concerning SOX 404 compliance.

24 For 2010, consists of $2,920 for services relating to a potential stock offering, $4,864 relating to stock option exercises, $6,316 relating to intercompany tax settlements, $4,125 relating to post audit year-end adjustments, and $4,230 relating to loan grading decisions. For 2009, consists of services relating to intercompany tax settlements.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Chino Commercial Bancorp [1]
3.2	Bylaws of Chino Commercial Bancorp [1]
10.1	2000 Stock Option Plan [1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan [1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman [1]
10.4	Employment Agreement for Dann H. Bowman 2
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto [1]
10.6	Item Processing Agreement between the Bank and InterCept Group 1
10.7	Data Processing Agreement between the Bank and InterCept Group 1
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer 3
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006 [3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006 [3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman 4
10.12	Amendment to Salary Continuation Agreement for Roger Caberto 4
11	Statement Regarding Computation of Net Income Per Share 5
21	Subsidiaries of Registrant 6
23	Consent of Hutchinson and Bloodgood, LLP 5
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2011	CHINO COMMERCIAL BANCORP a California Corporation By: /s/ Dann H. Bowman Dann H. Bowman President and Chief Executive Officer (Principal Executive Officer)