Form 10-Q
period 2011-06-30
Chino Commercial Bancorp
filed 2011-08-15
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number:  000-52098

CHINO COMMERCIAL BANCORP
(Exact name of registrant as specified in its charter)

California	20-4797048
State of incorporation	I.R.S. Employer

14245 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

(909) 393-8880
Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐

Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☑ No

On August 10, 2010, there were 748,314 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$4,268,706	$3,041,114
Federal funds sold	5,296,122	4,660,527
Total cash and cash equivalents	9,564,828	7,701,641

Interest-bearing deposits in other banks	12,586,252	19,378,252
Investment securities available for sale	3,500,663	4,706,994
Investment securities held to maturity (fair value approximates $11,366,000 at June 30, 2011 and $12,302,000 at December 31, 2010)	11,101,785	12,153,915
Total investments	27,188,700	36,239,161
Loans
Real estate	49,471,601	51,459,881
Commercial	8,328,064	8,411,117
Installment	694,199	649,455
Gross loans	58,493,864	60,520,453
Unearned fees and discounts	(28,196)	(27,204)
Loans net of unearned fees and discount	58,465,668	60,493,249
Allowance for loan losses	(1,462,136)	(1,442,153)
Net loans	57,003,532	59,051,096

Accrued interest receivable	284,183	382,943
Restricted stock	667,700	626,250
Fixed assets, net	6,539,840	6,342,670
Foreclosed assets	439,317	516,534
Prepaid & other assets	2,924,020	3,053,531
Total assets	$104,612,120	$113,913,826

LIABILITIES:
Deposits
Non-interest bearing	$42,460,394	$41,909,584
Interest bearing
NOW and money market	30,835,817	36,241,586
Savings	1,853,762	2,085,092
Time deposits less than $100,000	5,357,048	6,377,430
Time deposits of $100,000 or greater	13,083,091	16,385,864
Total deposits	93,590,112	102,999,556

Accrued interest payable	76,335	104,967
Accrued expenses & other payables	677,705	700,046
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	97,437,152	106,897,569
STOCKHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 748,314 shares at June 30, 2011 and at December 31, 2010.	2,750,285	2,750,285
Retained earnings	4,343,568	4,190,208
Accumulated other comprehensive income	81,115	75,764
Total stockholders' equity	7,174,968	7,016,257
Total liabilities & stockholders' equity	$104,612,120	$113,913,826

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest income
Investment securities and due from banks	$152,879	$231,798	$322,727	$400,390
Interest on Federal funds sold	1,431	0	4,036	0
Interest and fee income on loans	902,996	1,038,996	1,915,774	2,115,443
Total interest income	1,057,306	1,270,794	2,242,537	2,515,833
Interest expense
Deposits	98,829	241,982	213,726	483,265
Other interest expense	75	540	75	569
Other borrowings	50,963	50,963	101,925	101,925
Total interest expense	149,867	293,485	315,726	585,759
Net interest income	907,439	977,309	1,926,811	1,930,074
Provision for loan losses	273,917	250,667	279,439	514,352
Net interest income after
provision for loan losses	633,522	726,642	1,647,372	1,415,722
Non-interest income
Service charges on deposit accounts	289,420	294,500	594,076	562,140
Gain on sale of foreclosed assets	0	0	61,151	149
Other miscellaneous income	8,257	8,742	15,506	14,675
Dividend income from restricted stock	2,789	(1,679)	5,559	1,457
Income from bank-owned life insurance	17,596	17,366	34,821	34,341
Total non-interest income	318,062	318,929	711,113	612,762
General and administrative expenses
Salaries and employee benefits	520,894	570,428	1,108,294	1,094,450
Occupancy and equipment	112,221	105,622	226,802	191,470
Data and item processing	94,213	91,800	191,185	171,840
Advertising and marketing	11,083	15,063	27,236	28,881
Legal and professional fees	131,989	39,428	202,223	84,444
Regulatory assessments	75,920	53,557	151,367	105,750
Insurance	9,224	9,050	19,649	17,992
Directors' fees and expenses	21,175	17,095	36,776	34,418
Other expenses	79,427	143,074	173,742	244,798
Total general & administrative expenses	1,056,146	1,045,117	2,137,274	1,974,043
Income (loss) before income tax expense (benefit)	(104,562)	454	221,211	54,441
Income tax expense (benefit)	(54,617)	(13,738)	67,851	(1,037)
Net income (loss)	$(49,945)	$14,192	$153,360	$55,478
Basic earnings (loss) per share	$(0.07)	$0.02	$0.20	$0.08
Diluted earnings (loss) per share	$(0.07)	$0.02	$0.20	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009 (audited)	699,061	$2,498,664	$3,884,907	$83,157	$6,466,728
Comprehensive income:
Net income			305,301		305,301
Change in unrealized gain on securities available for sale, net of tax				(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including tax benefit	82,541	714,043			714,043
Stock repurchased and retired	(33,288)	(462,422)			(462,422)
Balance at December 31, 2010 (audited)	748,314	2,750,285	4,190,208	75,764	7,016,257
Comprehensive income:
Net income			153,360		153,360
Change in unrealized gain on securities available for sale, net of tax				5,351	5,351
Total comprehensive income					158,711

Balance at June 30, 2011 (unaudited)	748,314	$2,750,285	$4,343,568	$81,115	$7,174,968

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$153,360	$55,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	279,439	514,352
Depreciation and amortization	111,360	84,737
Net amortization of securities	32,771	6,272
Amortization of deferred loan (fees) costs	992	(6,604)
Loss on disposition of equipment	314	0
Gain on sale of foreclosed assets	(61,151)	(149)
Deferred income taxes (benefit)	(124,082)	(302,963)
Net changes in:
Accrued interest receivable	98,761	(26,106)
Other assets	249,852	(345,648)
Accrued interest payable	(28,632)	33,033
Other liabilities	(22,340)	69,317
Net cash provided by operating activities	690,644	81,719

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	6,792,000	6,945,350
Activity in investment securities available for sale
Purchases	0	0
Repayments and calls	1,214,376	515,421
Activity in investment securities held to maturity
Repayments and calls	1,020,405	(12,048,803)
Purchase of stock investments, restricted	(41,450)	17,200
Loans purchased	0	0
Loan originations and principal collections, net	1,327,816	205,788
Proceeds from sale of foreclosed assets	577,685	25,010
Purchase of premises and equipment	(308,844)	(755,547)
Net cash provided (used) by investing activities	10,581,987	(5,095,581)

Cash Flows from Financing Activities
Net increase in deposits	(9,409,444)	10,483,457
Net decrease in borrowings	0	(994,000)
Proceeds from the exercise of stock options	0	560,268
Payments for stock repurchases	0	(431,037)
Net cash provided (used) by financing activities	(9,409,444)	9,618,688
Net increase in cash and cash equivalents	1,863,187	4,604,826

Cash and Cash Equivalents at Beginning of Period	7,701,641	3,089,300
Cash and Cash Equivalents at End of Period	$9,564,828	$7,694,126

Supplemental Information
Interest paid	$344,358	$552,726
Income taxes paid	$77,000	$129,000
Loans transferred to other real estate owned	$439,317	$572,734

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The Company’s Administrative Offices are located at 14245 Pipeline Avenue, Chino, California and the telephone number is (909) 393-8880. References herein to the “Company” include Chino Commercial Bancorp and its consolidated subsidiary, unless the context indicates otherwise.

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates three full-service banking offices. The Bank’s main branch office and administrative offices are located at 14245 Pipeline Avenue, Chino, California. On January 5, 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California and on April 5, 2010 the Bank opened its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California.  On July 2, 2010, the Company acquired property at 14245 Pipeline Avenue, Chino, California, which became the main branch and administrative headquarters in January 2011.

As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally-managed, independently-operated bank.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information, which is unaudited, should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC).

Note 3 – Critical Accounting Policies:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. There were no significant changes to the Company’s critical accounting policies discussed in the Form 10-K, as amended, for the year ended December 31, 2010.

Note 4 – Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The disclosures about TDRs will be required as of the period of adoption of the new TDR guidance. The Company has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income (consisting of net income plus other comprehensive income) be presented either in a single continuous statement or in two separate consecutive statements. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at June 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Municipal bonds	$743,354	$31,415	$-	$774,769
Mortgage-backed securities	2,619,476	106,418	-	2,725,894
	$3,362,830	$137,833	$-	$3,500,663

Securities held to maturity:
Municipal bonds	$433,585	$2,732	$-	$436,317
Federal agency	2,500,000	36,587	-	2,536,587
Mortgage-backed securities	8,086,183	223,876	-	8,310,059
Corporate	82,017	1,341	-	83,358
	$11,101,785	$264,536	$-	$11,366,321

The amortized cost and fair value of investment securities as of June 30, 2011 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$-	$-	$-	$-
After 1 year through 5 years	-	-	82,017	83,358
After 5 years through 10 years	-	-	2,933,585	2,972,904
After 10 years through 17 years	743,354	774,769	-	-
Mortgage-backed securities	2,619,476	2,725,894	8,086,183	8,310,059
	$3,362,830	$3,500,663	$11,101,785	$11,366,321

Information pertaining to securities with gross unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Mortgage-backed securities
	0	0	0	0

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

At June 30, 2011, no securities have unrealized losses.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2010, the Company had 11 impaired loans totaling $4,167,572, all of which were on non-accrual status. Only one of those loans was past due over 90 days.

At June 30, 2011, there were 14 impaired loans totaling $4,416,122 all of which were on a non-accrual status. Only one of those loans was past due over 90 days. There were no accruing loans past due over 60 days. As of June 30, 2011, there were three overdraft past due over 30 days.

Changes in the allowance for loan losses are summarized as follows for three months ended June 30, 2011:

	One to Four	Residential	Commercial	Commercial
	Residential	Income	Real Estate	& Industrial	Consumer	Installment	Other	Total
Beginning balance	$48,237	$9,506	$1,136,404	$242,898	$421	$9,391	$818	$1,447,675
April 1. 2011
Provision for loan losses	1,298	8,370	157,247	106,533	319	379	(229)	273,917
Loans charged-off	(2,213)	-	(113,336)	(143,907)	-	-	-	(259,456)
Recoveries	-	-	-	-	-	-	-	-

Ending Balance	$47,322	$17,876	$1,180,315	$205,524	$740	$9,770	$589	$1,462,136

Changes in the allowance for loan losses are summarized as follows for six months ended June 30, 2011:

	One to Four	Residential	Commercial Real	Commercial &
	Residential	Income	Estate	Industrial	Consumer	Installment	Other	Total
Beginning balance	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153
January 1. 2011
Provision for loan losses	3,200	15,000	152,865	108,188	(6)	592	(400)	279,439
Loans charged-off	(2,213)	-	(113,336)	(143,907)	-	-	-	(259,456)
Recoveries	-	-	-	-	-	-	-	-

Ending Balance	$47,322	$17,876	$1,180,315	$205,524	$740	$9,770	$589	$1,462,136

Loans serviced for others are portions of loans participated out to other banks. Loan balances reported herein are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,673,128 and $1,692,555 at June 30, 2011 and December 31, 2010, respectively.

The following tables present loans and the allowance for loan losses by segment as of June 30, 2011 and December 31, 2010:

Loans and Allowance for Loan Losses (by loan segment)
As of June 30, 2011

	One to Four	Residential	Commercial Real	Commercial and
	Residential	Income	Estate	Industrial	Consumer	Installment	Other	Total
Loans:
Balance	$2,693,857	$961,101	$46,777,744	$7,348,590	$31,302	$662,897	$18,373	$58,493,864
Individually evaluated for impairment	938,048	-	1,796,696	1,681,378	-	-	-	4,416,122
Collectively evaluated for impairment	1,755,809	961,101	44,981,048	5,667,212	31,302	662,897	18,373	54,077,742
Allowance for loan losses:
Balance	47,322	17,876	1,180,315	205,524	740	9,770	589	1,462,136
Individually evaluated for impairment	26,359	-	50,487	47,390	-	-	-	124,236
Collectively evaluated for impairment	$20,963	$17,876	$1,129,828	$158,134	$740	$9,770	$589	$1,337,900

Loans and Allowance for Loan Losses (by loan segment)
As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total
Loans:
Balance	$2,771,247	$479,303	$48,209,331	$8,380,407	$28,034	$621,420	$30,711	$60,520,453
Individually evaluated for impairment	723,115	-	2,372,879	1,071,578	-	-	-	4,167,572
Collectively evaluated for impairment	2,048,132	479,303	45,836,452	7,308,829	28,034	621,420	30,711	56,352,881
Allowance for loan losses:
Balance	46,335	2,876	1,140,786	241,243	746	9,178	989	1,442,153
Individually evaluated for impairment	17,066	-	56,000	25,329	-	-	-	98,395
Collectively evaluated for impairment	$29,269	$2,876	$1,084,786	$215,914	$746	$9,178	$989	$1,343,758

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

Commercial Real Estate Loans. This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. The Company has experienced only two foreclosures on its owner occupied commercial real estate loan portfolio during recent periods and believes this minimal foreclosure activity is due mainly to its conservative lending strategies.

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

The following tables summarize the loan portfolio at June 30, 2011 and December 31, 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)
As of June 30, 2011

		Special	Grade
	Pass	Mention	Substandard	Doubtful	Total
One to four residential:
Closed-end	$1,755,809	$—	$938,048	$—	$2,693,857
Revolvers		—	—	—	—

Residential income	961,101	—	—	—	961,101

Commercial real estate:
Owner occupied	19,369,918	179,107	2,512,879	—	22,061,904
Non-owner occupied	21,091,408	1,085,767	2,538,665	—	24,715,840

Commercial and industrial:
Secured	2,541,164	-	2,234,443	—	4,775,607
Unsecured	2,199,931	228,378	144,674	—	2,572,983

Consumer	31,302	—	—	—	31,302

Installment	662,897	—	—	—	662,897

Other	18,373	—	—	—	18,373

Total	$48,631,903	$1,493,252	$8,368,709	$—	$58,493,864

Credit Quality Indicators (by loan class)
As of December 31, 2010

		Special	Grade
	Pass	Mention	Substandard	Doubtful	Total
One to four residential:
Closed-end	$1,795,797	$—	$975,450	$—	$2,771,247
Revolvers	—	—	—	—	—

Residential income	479,303	—	—	—	$479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	—	23,653,133
Non-owner occupied	22,206,112	802,731	1,547,355	—	24,556,198

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	—	4,352,825
Unsecured	3,485,320	231,852	310,410	—	4,027,582

Consumer	28,034	—	—	—	28,034

Installment	621,420	—	—	—	621,420

Other	30,711	—	—	—	30,711

Total	$51,376,246	$1,497,624	$7,646,583	$—	$60,520,453

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

The following tables set forth certain information with respect to the Bank’s portfolio delinquencies by loan class and amount as of June 30, 2011 and December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
One to four residential:
Closed-end	$—	$—	$—	$—	$2,693,857	$2,693,857	$—
Residential income	—	—	—	—	961,101	961,101	—
Commercial real estate:
Owner occupied	277,012	184,057	—	461,069	21,600,835	22,061,904	—
Non-owner occupied	—	—	—	—	24,715,840	24,715,840	—
Commercial and industrial:
Secured	—	—	240,741	240,741	4,534,866	4,775,607	—
Unsecured	—	—	—	—	2,572,983	2,572,983	—

Consumer	—	—	—	—	31,302	31,302	—

Installment	—	—	—	—	662,897	662,897	—

Other	1,585	—	—	1,585	16,788	18,373	—
Total	$278,597	$184,057	$240,741	$703,395	$57,790,469	$58,493,864	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
One to four residential:
Closed-end	$—	$—	$—	$—	$2,771,247	$2,771,247	$—
Residential income	—	—	—	—	479,303	479,303	—
Commercial real estate:
Owner occupied	—	—	440,723	440,723	23,212,410	23,653,133	—
Non-owner occupied	—	—	—	—	24,556,198	24,556,198	—
Commercial and industrial:
Secured	—	—	—	—	4,352,825	4,352,825	—
Unsecured	—	—	—	—	4,027,582	4,027,582	—
Consumer	—	—	—	—	28,034	28,034	—
Installment	—	—	—	—	621,420	621,420	—
Other	—	—	—	—	30,711	30,711	—
Total	$—	$—	$440,723	$440,723	$60,079,730	$60,520,453	$—

The following tables summarize impaired loans by loan class as of June 30, 2011 and December 31, 2010:

Impaired Loans (by loan class)
As of and For the Three and Six Months Ended June 30, 2011

		Unpaid		Average Recorded Investment		Interest
	Recorded	Principal	Related	for three	for six	Income
	Investment	Balance	Allowance	Months	Months	Recognized
With an allowance recorded:
One to four residential:
Closed-end	$938,048	$938,048	$26,359	$760,237	$748,014	$—

Commercial real estate:
Owner occupied	944,369	944,369	26,537	1,280,181	1,367,508	—
Non-owner occupied	852,327	852,327	23,950	859,332	866,298	—

Commercial and industrial:
Secured	1,681,378	1,681,378	47,390	1,231,318	1,160,316	—

Total:
One to four residential	$938,048	$938,048	$26,359	$760,237	$748,014	$—
Commercial real estate	$1,796,696	$1,796,696	$50,487	$2,139,514	$2,233,806	$—
Commercial and industrial	$1,681,378	$1,681,378	$47,390	$1,231,318	$1,160,316	$—

Impaired Loans (by loan class)
As of and For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$723,115	$723,115	$17,066	$346,484	$—

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	685,117	—
Non-owner occupied	880,349	880,349	20,776	473,639	—

Commercial and industrial:
Secured	1,071,578	1,071,578	25,329	302,791	—

Total:
One to four residential	$723,115	$723,115	$17,066	$346,484	$—
Commercial real estate	$2,372,879	$2,372,879	$56,000	$1,158,756	$—
Commercial and industrial	$1,071,578	$1,071,578	$25,329	$302,791	$—

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	June 30, 2011	December 31, 2010
One to four residential:
Closed-end	$938,048	$723,115

Commercial real estate:
Owner occupied	944,369	1,492,530
Non-owner occupied	852,327	880,349

Commercial and industrial:
Secured	1,681,378	1,071,578

Total	$4,416,122	$4,167,572

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

The Subordinated Debt Securities bear interest at the rate of 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR (1.435% at December 16, 2011) plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of June 30, 2011 and 2010, accrued interest payable to the Trust amounted to $8,494. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended June 30, 2011 and 2010 and $101,925 for each of the half years ended June 30, 2011 and 2010. As the Company has no other source of income other than dividends from the Bank, payment of the interest relating to the Trust Preferred Securities depends on the Bank’s continuing ability to pay sufficient dividends to cover such payments. The Bank is currently required by the Formal Agreement with the OCC to obtain the approval of the OCC prior to paying any dividends to the Company, and the Company is required to obtain the approval of the FRB prior to receiving any dividends from the Bank or paying interest on the trust preferred securities.  See “Recent Developments” in Item 2 below.

Note 8 – Stock Based Compensation

Under the Company’s stock option plan, the Company granted incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. The Plan terminated on July 13, 2010, and no options can be granted under the Plan thereafter, but such termination did not affect any Options previously granted. Therefore, at June 30, 2011, no shares were available for the grant of options compared to 108,405 shares at June 30, 2010. At June 30, 2011 and 2010, options covering 13,628 and 14,853 shares, respectively, were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options began vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vested as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and six months ended June 30, 2011 and 2010.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share Calculation
For the three months ended June 30,

	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings (loss)	$(49,945)	748,314	$(0.07)	$14,192	701,894	$0.02

Effect of dilutive shares:
assumed exercise of outstanding options		(1,969)	0.00		3,740	0.00

Diluted earnings (loaa)	$(49,945)	746,345	$(0.07)	$14,192	705,634	$0.02

Earnings per share Calculation
For the six months ended June 30,

	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$153,360	748,314	$0.20	$55,478	700,257	$0.08

Effect of dilutive shares:
assumed exercise of outstanding options		(198)	0.00		3,616	0.00

Diluted earnings per share	$153,360	748,116	$0.20	$55,478	703,873	$0.08

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2011 and December 31, 2010, the Company had $4.5 million and $5.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At June 30, 2011 and December 31, 2010, the Company had no unadvanced standby letters of credit.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at June 30, 2011 and December 31, 2010.

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

Financial assets measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The following table presents the balances of securities available for sale as of June 30, 2011 and December 31, 2010.

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale
at June 30, 2011
Municipal bonds	$774,769	$-	$774,769	$-
Mortgage-backed securities	2,725,894	-	2,725,894	-
Total	$3,500,663	$-	$3,500,663	$-

at December 31, 2010
Municipal bonds	$753,616	$-	$753,616	$-
Mortgage-backed securities	3,953,378	-	3,953,378	-
Total	$4,706,994	$-	$4,706,994	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At June 30, 2011 and December 31, 2010, there were no loans held for sale.

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

The following presents impaired loans measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans net of ALLL
at June 30, 2011	$4,291,886	$-	$1,778,619	$2,513,267
at December 31, 2010	$4,069,177	$-	$1,108,110	$2,961,067

Other Real Estate Owned

Real estate acquired through foreclosure or other proceedings (other real estate owned) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Other real estate owned is categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, Other real estate owned is categorized under Level 2 if their values are based solely on current appraisals.

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned net of valuation allowance
at June 30, 2011	$439,317	$-	$439,317	$-
at December 31, 2010	$516,534	$-	$516,534	$-

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not the financial instruments are recognized in the balance sheet at fair value or historical cost. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company.

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

Fair Value of Financial Instruments

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$9,564,828	$9,564,828	$7,701,641	$7,701,641
Interest-bearing deposits with other banks	12,586,252	12,602,606	19,378,252	19,407,125
Investment securities available for sale	3,500,663	3,500,663	4,706,994	4,706,994
Investment securities held to maturity	11,101,785	11,366,321	12,153,915	12,301,643
Stock investments	667,700	667,700	626,250	626,250
Loans, net	57,003,532	57,076,919	59,051,096	59,014,061
Trups common securities	93,000	95,263	93,000	97,475
Accrued interest receivable	284,183	284,183	382,943	382,943

Financial liabilities:
Deposits	93,590,112	93,607,421	102,999,556	103,053,843
Subordinated Debentures	3,093,000	3,168,271	3,093,000	3,241,835
Accrued interest payable	76,335	76,335	104,967	104,967

Note 12 – Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (“the Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. See “Recent Developments” in Item 2 below for a discussion of the terms of the Agreement. As of June 30, 2011 the Bank’s Leverage Capital Ratio was 9.67% and its Total Risk-Based Capital Ratio was 15.28%. The Bank achieved a Leverage Capital Ratio of at least 9.0% by May 31, 2011, and continued to maintain the required ratio as of June 30, 2011, by reducing higher-rate CD and money market deposits, thereby reducing average assets.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”).  The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any capital distributions, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

Item 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months and six months ended June 30, 2011 and 2010, and the financial condition of the Company as of June 30, 2011 and December 31, 2010.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's 2010 Annual Report on Form 10-K, as amended.

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

The Bank is required to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program, including objectives, projections and implementation strategies for the Bank’s overall risk profile, earnings performance, and various balance sheet items, as well as intended product line development and market segments; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non-objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.  The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank met achieved the required capital ratios for May 31, 2011. As of June 30, 2011 the Bank’s Leverage Capital Ratio was 9.67% and its Total Risk-Based Capital Ratio was 15.28%.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”).  The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any capital distributions, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2011 compared to second quarter 2010

Net loss for the quarter ended June 30, 2011 was $49,945 compared with net income of $14,193 for the quarter ended June 30, 2010, a decline of 71.6%. Basic and diluted loss per share for the second quarter of 2011 was $0.07, compared to earnings per share of $0.02 for the second quarter of 2010. The Company’s annualized return on average equity was (2.85%) and annualized return on average assets was (0.19%) for the quarter ended June 30, 2011, compared to a return on average equity of 0.88% and a return on average assets of 0.05% for same quarter in 2010. The primary reasons for the change in net income during the second quarter of 2011 are as follows:

•
The provision for loan losses increased to $273,917 during the second quarter of 2011, an increase of $23,250 or 9.3%, as compared to $250,667 for the three months ended June 30, 2010. Net loan charge-offs decreased $72,333 for the relative periods. The increase in the provision was related to an increase in nonperforming loans from $2.3 million at June 30, 2010 to $4.4 million at June 30, 2011.

•
Non-interest income totaled $318,062 for the second quarter of 2011, a decrease of $867, or 0.3%, compared to $318,929 in the second quarter of 2010. Included were service charges on deposits which decreased by $5,080 or 1.7% for the second quarter of 2011 compared to the second quarter of 2010, due to decreased analysis charges and reduced returned items causing returned items charges to decline.

•
The Company posted net interest income of $907,439 for the quarter ended June 30, 2011 as compared to $977,310 for the quarter ended June 30, 2010. The decrease was caused by a decline in average balances and yields on earning assets.  Average interest-earning assets were $91.1 million with average interest-bearing liabilities of $55.7 million, yielding a net interest margin of 4.00% for the second quarter of 2011; as compared to the average interest-earning assets of $101.0 million with average interest-bearing liabilities of $67.0 million, yielding a net interest margin of 3.88% for the second quarter of 2010.

•
Non-interest expenses were $1,056,146 for the three months ended June 30, 2011 as compared to $1,045,117 for the three months ended June 30, 2010, a 1.1% increase. The largest component of non-interest expense was salaries and benefits expense of $520,894 for the second quarter of 2011 compared to $570,428 for the same period in 2010, representing an 8.7% decrease. The reduction in salary expense was due to a reduction in staff accomplished through attrition. Included in non-interest expenses are legal and other professional fees which increased 234.8% or $92,561 in the three months ended June 30, 2011 compared to the same period in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings. Also included were other expenses which decreased $63,647 to $79,427 in the second quarter of 2011 due primarily to decreases in other lending expenses and expenses paid for deposit accounts with analysis charge arrangements.

First half of 2011 compared to the first half of 2010

Net income for the six months ended June 30, 2011 was $153,360 compared to $55,478 for the first six months of 2010, an increase of 176.4%. Basic and diluted earnings per share for the six months ended June 30, 2011 were $0.20 compared to $0.08 for the same period in 2010. Annualized return on average equity was 4.35% and a return on assets of 0.28%, compared to a return on equity of 1.73% and a return on assets of 0.10% for the same period in 2010. The primary reasons for the change in net income during the first half of 2011 are as follows:

•
The provision for loan losses decreased to $279,439 during the first half of 2011, a reduction of $234,913 or 45.7%, as compared to $514,352 for the six months ended June 30, 2010. The decrease in the provision was related to an decrease in charged-off loans by $219,450 from $478,906 at June 30, 2010 to $259,602 at June 30, 2011

•
Non-interest income totaled $711,113 for the first half of 2011, an increase of $98,351, or 16.1%, compared to $612,762 in the first half of 2010. Included in this increase was a $61,151 gain on sale of foreclosed assets in the first half of 2011 compared to $149 gain recognized in the first half of 2010. Also included were service charges on deposits which increased by $31,936 or 5.7% for the first half of 2011 compared to the first half of 2010. This is consistent with the 9.5% growth in average non-interest bearing deposits in the first half of 2011 over the first half of 2010.

•
The Company posted net interest income of $1,926,811 for the six months ended June 30, 2011 as compared to $1,930,074 for the same period in 2010. Average interest-earning assets were $94.9 million with average interest-bearing liabilities of $58.0 million, yielding a net interest margin of 4.09% for the first half of 2011; as compared to the average interest-earning assets of $98.8 million with average interest-bearing liabilities of $65.3 million, yielding a net interest margin of 3.94% for the first half of 2010.

•
Non-interest expenses increased $163,231 to $2,137,274 for the first half of 2011 compared to the same period in 2010. The largest component of non-interest expense was salaries and benefits expense of $1,108,294 for the first half of 2011 compared to $1,094,450 for the same periods in 2010, representing an a 1.3% increase. Included in non-interest expenses is legal and other professional fees which increased 139.5% or $117,779 in the six months ended June 30, 2011 compared to the same period in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings. Also included were other expenses which decreased $71,056 to $173,742 in the first half of 2011 due primarily decreases in other lending expenses and expenses paid for deposit accounts with analysis charge arrangements.

Financial Condition Summary

The Company’s total assets were $104.6 million at June 30, 2011, a decrease of $9.3 million, or 8.2% as compared to total assets of $113.9 million at December 31, 2010. The most significant changes in the Company’s balance sheet during the six months ended June 30, 2011 are outlined below:

•
Total deposits decreased from $103.0 million at December 31, 2010 to $93.6 million at June 30, 2011, a   9.1% decrease. Noninterest-bearing deposits increased to $42.5 million at June 30, 2011, an increase of $550,810 or 1.3% from December 31, 2010. Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $51.1 million at June 30, 2011, a 16.3% decrease in the first half of 2011. This was done by design to eliminate higher yielding deposits. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 45.4% at June 30, 2011.

•
The Company experienced a decrease in interest-earning assets of 11.4% to $85.7 million in the first half of 2011, primarily in total investments which decreased to $27.2 million at June 30, 2011, compared to $36.2 million at December 31, 2010. This was caused by the liquidation of lower-yielding interest earning deposits in other banks to pay off higher-yielding interest bearing deposits. The reduction in assets was in response to the request that the Bank maintain its tier 1 leverage capital ratio at or above 9.0%. (See Recent Developments, above)

•
Nonperforming assets were comprised of 14 loans and one foreclosed property totaling $4.9 million at June 30, 2011, compared to 11 loans and one foreclosed property totaling $4.7 million at December 31, 2010. All but two of the loans classified as nonperforming as of June 30, 2011, totaling $424,797, are current and paying as agreed.

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

Net Interest Income and Net Interest Margin

For the second quarter, net interest income decreased $69,871, or 7.1%, to $907,439 in 2011 from $977,310 in 2010. For the six months ended June 30, 2011, net interest income decreased $3,263, or 0.2%, to $1,926,811 in 2011 from $1,930,074 in 2010. The level of net interest income depends on several factors in combination, including change in earning assets and interest-bearing liabilities, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin. Net interest income decreased even though the margin increased, due to declines in average balances.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2011 and 2010. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4
	($ in thousands)
Assets
Interest-earnings assets
Loans1	$59,336	$903	6.10%	$60,816	$1,039	6.85%
U.S. government agencies securities	2,500	15	2.51%	1,786	11	2.50%
Mortgage-backed securities	11,489	91	3.15%	13,581	121	3.56%
Other securities & Due from banks time	15,497	47	1.22%	24,793	100	1.62%
Federal funds sold	2,253	1	0.25%	0	0	0.00%
Total interest-earning assets	91,075	$1,057	4.66%	100,976	$1,271	5.05%
Non-interest earning assets	13,578			12,865
Total assets	$104,653			$113,841

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$31,461	$59	0.75%	$35,653	$142	1.60%
Savings	1,969	1	0.25%	1,275	1	0.31%
Time deposits < $100,000	5,326	10	0.76%	7,437	28	1.49%
Time deposits equal to or > $100,000	13,435	29	0.86%	18,763	70	1.52%
Other borrowings	404	0	0.07%	802	1	0.27%
Subordinated debenture	3,093	51	6.61%	3,093	51	6.61%
Total interest-bearing liabilities	55,688	$150	1.08%	67,023	$293	1.76%
Non-interest bearing deposits	40,918			39,364
Other liabilities	1,040			1,002
Stockholders' equity	7,007			6,452
Total liabilities & stockholders' equity	$104,653			$113,841

Net interest income		$907			$978

Net interest spread 2			3.58%			3.29%
Net interest margin 3			4.00%			3.88%

1 Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $1,900 for the three months ended June 30, 2011 as compared to ($4,400) for the three months ended June 30, 2010.

2  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4
	($ in thousands)
Assets
Interest-earnings assets
Loans1	$59,804	$1,916	6.46%	$61,149	$2,115	6.98%
U.S. government agencies securities	2,500	31	2.52%	1,786	11	1.25%
Mortgage-backed securities	12,031	188	3.15%	9,887	181	3.68%
Other securities & Due from banks time	17,359	104	1.21%	25,519	209	1.65%
Federal funds sold	3,197	4	0.25%	411	0	0.00%
Total interest-earning assets	94,891	$2,243	4.77%	98,752	$2,516	5.14%
Non-interest earning assets	14,014			13,679
Total assets	$108,905			$112,431

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$32,828	$121	0.74%	$34,469	$274	1.62%
Savings	2,019	3	0.26%	1,160	2	0.29%
Time deposits < $100,000	5,670	24	0.84%	7,274	58	1.60%
Time deposits equal to or > $100,000	14,229	66	0.94%	18,859	149	1.58%
Other borrowings	203	0	0.07%	454	1	0.25%
Subordinated debenture	3,093	102	6.65%	3,093	102	6.65%
Total interest-bearing liabilities	58,042	$316	1.10%	65,309	$586	1.81%
Non-interest bearing deposits	42,851			39,141
Non-interest bearing liabilities	965			1,551
Stockholders' equity	7,047			6,430
Total liabilities & stockholders' equity	$108,905			$112,431

Net interest income		$1,927			$1,930

Net interest spread2			3.67%			3.33%
Net interest margin3			4.09%			3.94%

1Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $2,100 for the six months ended June 30, 2011 as compared to ($6,200) for the six months ended June 30, 2010. Loans are net of deferred fees and related direct costs.

2  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3   Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Rate/Volume Analysis

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate and volume variance.:

	For the quarter ended June 30 2011 vs. 2010			For the six months ended June 30 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net
Interest-earnings assets
Loans	$(24)	$(112)	$(136)	$(47)	$(152)	$(199)
Securities of U.S. government agencies	4	0	4	5	15	20
Mortgage-backed securities	(18)	(12)	(30)	35	(28)	7
Other securities & Due from banks time	(33)	(20)	(53)	(57)	(48)	(105)
Federal funds sold	1	0	1	0	4	4
Total interest-earning assets	(70)	(144)	(214)	(64)	(209)	(273)

Interest-bearing liabilities
Money market & NOW	(16)	(67)	(83)	(13)	(140)	(153)
Savings	2	(2)	0	1	0	1
Time deposits < $100,000	(7)	(11)	(18)	(11)	(23)	(34)
Time deposits equal to or > $100,000	(17)	(24)	(41)	(30)	(53)	(83)
Other borrowed funds	(1)	0	(1)	(1)	0	(1)
Subordinated debenture	0	0	0	0	0	0
Total interest-bearing liabilities	(39)	(104)	(143)	(54)	(216)	(270)
Change in net interest income	$(31)	$(40)	$(71)	$(10)	$7	$(3)

As shown above, the pure volume variance negatively impacted net interest income by $31,000 in the second quarter of 2011 relative to the same period of 2010, while the rate variance negatively impacted net interest income by $40,000 in the same comparative periods.

The Company’s net interest income for the second quarter of 2011 was $907,439 compared to $977,310 in the second quarter of 2010, a decrease of $69,871, or 7.1%. The net interest margin increased to 4.00% for the three months ended June 30, 2011 as compared to 3.88% for the same period in 2010 due principally to a drop in the interest rates and a decrease in the ratio of interest bearing deposits to total deposits.

Average loans decreased $1.5 million or 2.4% for the second quarter of 2011 compared with the same period of 2010. Interest and fee income on loans decreased $136,000. The decrease in average loans resulted in approximately $24,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $112,000 decrease in income. The average yield on loans declined from 6.85% for the quarter ended June 30, 2010 to 6.10% for the quarter ended June 30, 2011.

Income from investment securities and due from banks for the quarter ended June 30, 2011 decreased by $78,919 in comparison to the quarter ended June 30, 2010. The primary reason for the decreased interest income was due to the decrease in the average balance of investment securities and due from banks of approximately $11.0 million or 26.6%. The decline in average investment securities and due from banks time balances caused a decrease of interest income of approximately $47,000, while the rate decrease caused a decline in interest income of approximately $32,000 from investment securities and due from banks time for the second quarter of 2011 as compared to the same quarter in 2010. The average yield for investment securities and due from banks time declined from 2.32% for the three months ended June 30, 2010 to 2.08% for the same period in 2011.

Average interest-bearing liabilities decreased $11.3 million in the second quarter of 2011 as compared to the second quarter of 2010. The decrease in average interest-bearing deposits resulted in approximately a $39,000 decrease in interest expense while interest rate reductions resulted in a decrease of approximately $104,000 in the second quarter of 2011 as compared to the second quarter of 2010.

Pure volume variances negatively impacted net interest income by approximately $10,000 for the six-month period ended June 30, 2011 relative to the same period of 2010, while the rate variance positively impacted net interest income by approximately $7,000 in the same comparative periods.

Interest income decreased $273,296 or 10.9% in the six month period ended June 30, 2011 compared to the same period of 2010, while interest expense decreased $270,033 or 46.1%. Interest and fee income from loans decreased during the six months ended June 30, 2011 by $199,669, or 9.4% from $2,115,443 for the same period in 2010 due to a decrease in average loan balances.

The average balance of investment securities and due from banks time deposits decreased due to a decline in average deposits. The most significant decrease was in due from banks time deposits, which experienced a negative volume variance of approximately $57,000 and a negative rate variance of $48,000 for the six months ended June 30, 2011 compared to the same period in 2010. Interest income from investment securities and due from banks time decreased $77,663 or 19.4% to $322,727 for the six months ended June 30, 2011 compared to the same period of 2010 due to a decline in yields.

Interest expense on deposits decreased $269,539, or 55.8% to $213,726 for the six months ended June 30, 2011 compared to the same period of 2010. Average interest bearing deposits to average total deposits decreased from 61.2% for the six months ended June 30, 2010 to 56.1% for the same period in 2011.

The Company’s net interest margin increased from 3.94% to 4.09%, for the six months ended June 30, 2011 versus 2010 due principally to a drop in interest rates and an increase in the average balance of interest bearing time deposits.

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

The Company provided $279,439 to the allowance for loan losses during the first half of 2011, a 45.7% decrease from the same period in 2010. The lower provision for the first half of 2011 was due to a lower level of charge-offs during the period as compared to the first half of 2010 as well as a modest decrease in total loans. Although the Company did not have the volume of charge-offs in the first half of 2011 as it did in the same period in 2010, the Company made the provision to the allowance for loan losses during the first half of 2011 due to an increase in nonperforming loans from $4.2 at December 31, 2010 to $4.4 million at June 30, 2011, and in recognition of further deterioration in qualitative economic factors affecting the Bank’s general market area. Net charge offs were $259,456 for the six months ended June 30, 2011.

The Company continues to pursue recovery of the loans charged off during preceding years. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $318,062 for the three months ended June 30, 2011 as compared to $318,929 for the three months ended June 30, 2010, a 0.3% decrease. For the first half of 2011, non-interest income increased 16.1% to $711,113 compared to $612,762 for the same period in 2010. The increase in the six months ended June 30, 2011 was due to a gain on sale of foreclosed property and an increase was service charge income which was caused by an increase in the volume of deposit transactions subject to analysis charges and returned item charges. Total annualized non-interest income as a percentage of average earning assets increased to 1.4% and 1.5% for the three and six months ended June 30, 2011, respectively, compared to 1.3% and 1.2% for the three and six months ended June 30, 2010, respectively.

	Non-Interest Income for the three months ended June 30,				Non-Interest Income for the six months ended June 30,
	2011		2010		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Service charges ondeposit accounts	$289	91.0%	$295	92.4%	$593	83.5%	$563	91.8%
Gain on sale of foreclosed assets	0	0.0%	0	0.0%	61	8.6%	0	0.0%
Other miscellaneous income	8	2.6%	9	2.7%	16	2.2%	15	2.4%
Dividend income from restricted stock	3	0.9%	(2)	-0.5%	6	0.8%	1	0.2%
Income from bank owned life insurance	18	5.5%	17	5.4%	35	4.9%	34	5.6%
Total non-interest income	$318	100.0%	$319	100.0%	$711	100.0%	$613	100.0%
As a percentage of average earning assets		1.4%		1.3%		1.5%		1.2%

Gain on sale of foreclosed assets increased to $61,151 in the first half of 2011, compared to a $149 gain recognized in the first half of 2010. The property sold in the first quarter of 2011 was foreclosed in May 2010 and required clean-up and repairs to get ready for sale. A majority of the expenses incurred to maintain and ready the property for sale were charged to non-interest expenses in 2010 and totaled over $100,000.
Dividend income from restricted stock increased $4,468, or (266.1%), in the second quarter and increased $4,102, or 281.5%, in the first half of 2011 in comparison to the same periods in 2010, resulting from an accrual reversal of $8,500 for stock dividends receivable from the FHLB in 2010 and a reversal in stock dividends receivable of $3,720 from Pacific Coast Bankers’ Bank in the second quarter of 2010.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges decreased $5,080 or 1.7% to $289,420 for the three months ended June 30, 2011 and increased $31,936 or 5.7% to $594,076 for the six months period ended June 30, 2011. The decrease in the quarter was attributable to a decrease in returned items during the quarter, therefore, decreasing the related charges, while the year-to-date increase was primarily attributable to increased analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010:

	Non-Interest Expense for the quarter ended June 30				Non-Interest Expense for the six months June 30
	2011		2010		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$521	49.3%	$570	54.6%	$1,108	51.9%	$1,094	55.3%
Occupancy and equipment	112	10.6%	106	10.1%	227	10.6%	191	9.7%
Data and item processing	94	8.9%	92	8.8%	191	8.9%	172	8.7%
Deposit products and services	6	0.6%	28	2.7%	18	0.8%	51	2.6%
Legal and other professional fees	132	12.5%	39	3.7%	202	9.5%	84	4.3%
Regulatory assessments	76	7.2%	54	5.2%	151	7.1%	106	5.4%
Advertising and marketing	11	1.0%	15	1.4%	27	1.3%	29	1.5%
Directors’ fees and expenses	21	2.0%	17	1.6%	37	1.7%	34	1.7%
Printing and supplies	10	0.9%	20	1.9%	22	1.0%	35	1.8%
Telephone	9	0.9%	9	0.9%	19	0.9%	18	0.9%
Insurance	9	0.9%	9	0.9%	20	0.9%	18	0.9%
Reserve for undisbursed lines of credit	2	0.2%	(1)	-0.1%	(3)	-0.1%	6	0.3%
Other expenses	53	5.0%	87	8.3%	118	5.5%	136	6.9%
Total non-interest expenses	$1,056	100.0%	$1,045	100.0%	$2,137	100.0%	$1,974	100.0%
Non-interest expense as a percentage of average earning assets		4.6%		4.1%		4.5%		4.0%
Efficiency ratio		86.2%		80.6%		82.9%		77.6%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.6% from 4.1% for the three months ended June 30, 2011 as compared to three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, these percentages were 4.5% and 4.0%, respectively. Total annualized non-interest expense as a percentage of average assets increased due to the decrease in average earning assets.

The overhead efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other unusual gains/losses excluded from the equation. Because of the decline in net interest plus other income and the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 86.2% for the second quarter of 2011 from 80.6% for the second quarter of 2010. The efficiency ratio increased in the most recent six month period to 82.9%, compared to 77.6% for the same period in 2010.

Non-interest expenses were $1,056,146 for the three months ended June 30, 2011 as compared to $1,045,117 for the three months ended June 30, 2010, a 1.1% increase. Non-interest expenses increased $163,231 to $2,137,274 for the first half of 2011 compared to the same period in 2010. The largest component of non-interest expense was salaries and benefits expense of $520,894 for the second quarter and $1,108,294 for the first half of 2011 compared to $570,428 and $1,094,450 for the same periods in 2010, representing an 8.7% decrease and a 1.3% increase, respectively.

Legal and other professional fees increased 234.8% and 139.5% or $92,561 and $117,779, respectively, during the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings.

Regulatory assessments expense increased $22,363 or 41.8% in the second quarter of 2011 versus 2010 and $45,617 or 43.1% in the first half of 2011 versus 2010 due to increased assessment rates.

Other components of non-interest expense that affected the increase were occupancy and equipment expenses which increased $6,599 and $35,332, respectively, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, due in the opening of the Rancho Cucamonga Branch in April 2010. Data and item processing expenses also increased due to the additional branch by $2,413, or 2.6% for the comparable three month and $19,345, or11.3% for the comparable six month periods.

Other expenses decreased $63,647 to $79,427 in the second quarter of 2011, and decreased $71,056 to $173,742 in the first half of 2011 due primarily to decreases in expenses paid for accounts on analysis and other lending expenses.

Provision for Income Taxes

An income tax benefit of $54,617 and an income tax expense of $67,851 were recorded for the second quarter and the six months ended June 30, 2011, respectively, representing approximately 52.2% of pre-tax loss and 30.7% of pre-tax income (loss) for the second quarter and six months ended June 30, 2011, respectively. In comparison, income tax benefits of $13,738 and $1,037 were recorded for the second quarter and the six months ended June 30, 2010, respectively, representing approximately (3,019.3%) and (1.9%) of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General

Total assets decreased by 8.2% from $113.9 million to $104.6 million between December 31, 2010 and June 30, 2011. The decrease in total assets  was caused by a decline in loans as well as the liquidation of interest-bearing deposits in banks to pay off higher-interest CD deposits and money market accounts. The Company experienced a decrease in interest-earning assets of 11.4% to $85.7 million in the first half of 2011, primarily in investment securities and due from banks time which decreased to $27.2 million at June 30, 2011, compared to $36.2 million at December 31, 2010. In an effort to enhance the Company’s leverage capital ratios, the Bank reduced the level of interest bearing deposits and related assets. Total deposits decreased from $103.0 million on December 31, 2010 to $93.6 million on June 30, 2011, a 9.1% decrease. Noninterest-bearing deposits increased to $42.5 million at June 30, 2011, an increase of $0.6 million or 1.3% from December 31, 2010. Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $51.1 million at June 30, 2011, a 16.3% decrease in the first half of 2011. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 45.4% at June 30, 2011.

Loan Portfolio

During the six months ended June 30, 2011, the Company’s loan portfolio, net of unearned loan fees, decreased by $2.0 million to $58.5 million at June 30, 2011, compared to $60.5 million at December 31, 2010. The Company experienced moderate declines in balances of real estate secured and commercial loans. The largest loan category at June 30, 2011 was real estate loans, which consist of commercial and consumer real estate loans, and represent 84.6% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at June 30, 2011 was commercial loans, constituting 14.2% of the loan portfolio. The composition of the Company’s loan portfolio at June 30, 2011 and December 31, 2010 is set forth below:

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Real estate	$49,472	84.6%	$51,460	85.0%
Commercial	8,328	14.2%	8,411	13.9%
Installment	694	1.2%	649	1.1%
Gross loans	$58,494	100.0%	$60,520	100.0%

The average yield on the loan portfolio as of June 30, 2011 was 6.94% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At June 30, 2011, approximately 66.2% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2011 and December 31, 2010, the Company had $4.5 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At June 30, 2011 and December 31, 2010, the Company had no unadvanced standby letters of credit.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they are deemed to be impaired, that is, when it is probable, based on current information and events, that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of June 30, 2011, all of the Company's TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

On occasion, a well collateralized loan will be downgraded to nonaccrual status or classified as nonperforming because of the borrower’s apparent inability to continue to make payments as called for, based upon tax returns or financial statements.  These downgrades may be made despite the fact that the borrower continues to make all payments as agreed.

The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

	June 30	December 31	June 30
	2011	2010	2010
	($ in thousands)
NON-ACCRUAL LOANS: 1
Real estate	$2,735	$3,096	$2,184
Commercial	1,681	1,071	99
Installment	0	0	0
TOTAL NON-ACCRUAL LOANS	4,416	4,167	2,283
LOANS 90 DAYS OR MORE PAST DUE& STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0
TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

TOTAL NONPERFORMING LOANS	4,416	4,167	2,283
OREO	439	517	573

TOTAL NONPERFORMING ASSETS	$4,855	$4,684	$2,856
Nonperforming loans as a percentage of total loans2	7.55%	6.89%	3.80%
Nonperforming assets as a percentage of total loans and OREO	8.24%	7.67%	4.70%

1Additional interest income of approximately $249,200, $69,500, and $57,600 respectively, would have been recorded for the periods ended June 30, 2011, December 31, 2010, and June 30, 2010 if the loans had been paid or accrued in accordance with original

2Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At June 30, 2011, the Company had two restructured loans totaling $1,678,885 which were partially charged off and the remaining balance of $1,344,230 is on non-accrual status. Twelve additional loans totaling $3,071,892 are on non-accrual status. As of June 30, 2011, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans, with the exception of two loans totaling $424,797, were current. At June 30, 2011, the Company had one foreclosed property (OREO) at $439,317.

At December 31, 2010, the Company had one foreclosed property in the amount of $516,534 and 11 loans on non-accrual status.  The Company’s nonperforming assets at December 31, 2010 were 7.67% of the total loans and OREO.

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

Allowance factors are utilized in the analysis of the allowance for loan losses. Allowance factors ranging from 0.0% to 3.7% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.28% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

The ratio of the ALLL to nonperforming assets declined at June 30, 2011 as compared with June 30, 2010, which was caused by a relatively large number of loans being reclassified as nonaccrual in the fourth quarter of 2010.  Each of the reclassified loans has been examined under FAS 114 guidelines, to determine collateral sufficiency to insure full principal repayment. In certain circumstances, a portion of the loan has been charged off to a level where the underlying collateral would be sufficient to insure full repayment. After having taken the charge-off, or gained reasonable assurance of collateral sufficiency with no charge-off taken, no additional loss provision would be necessary.

The process of providing for loan losses involves judgmental discretion, and losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio but which have not yet been identified. The Company therefore attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,462,136 at June 30, 2011, $1,442,153 at December 31, 2010, and $1,312,972 at June 30, 2010. The ratios of the allowance for loan losses to total loans at June 30, 2011, December 31, 2010, and June 30, 2010 were 2.50%, 2.38%, and 2.18% respectively.

The table below summarizes, as of and for the three and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of and for the Quarter Ended June 30		As of and for the Six-Month Period Ended June 30		Year Ended December 31,
	2011	2010	2011	2010	2010
	($ in thousands)
Balances:
Average total loans outstanding during period	$29,336	$60,816	$59,804	$61,149	$60,679

Total loans outstanding at end of the period	$58,494	$60,151	$58,494	$60,151	$60,520
Allowance for loan losses:
Balance at the beginning of period	$1,448	$1,394	$1,442	$1,278	$1,278
Provision charged to expense	274	251	280	514	770
Charge-offs
Commercial loans	144	0	144	148	263
Commercial real estate loans	116	335	116	335	355
Installment loans	0	0	0	0	0
Total	260	335	260	483	618
Recoveries
Commercial loans	0	3	0	4	12
Commercial real estate loans	0	0	0	0	0
Installment loans	0	0	0	0	0
Total	0	3	0	4	12

Net loan chage-offs (recoveries)	260	332	260	479	606
Balance	$1,462	$1,313	$1,462	$1,313	$1,442

Ratios:
Net loan charge-offs to average total loans	0.44%	0.55%	0.43%	0.78%	1.00%
Provision for loan losses to average total loans	0.46%	0.41%	0.47%	0.84%	1.27%
Allowance for loan losses to total loans at the end of the period	2.50%	2.18%	2.50%	2.18%	2.38%
Allowance for loan losses to non-performing loans	33.11%	57.50%	33.11%	57.50%	34.60%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	17.75%	25.27%	17.75%	36.47%	42.03%
Net loan charge-offs (recoveries) to provision for loan losses	94.72%	132.36%	92.85%	93.11%	78.77%

While Management believes that the amount of the allowance at June 30, 2011 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at June 30, 2011 was $14.9 million having a tax equivalent yield of 3.35%. This compares to an investment portfolio of $17.0 million at December 31, 2010 having a 3.14% tax equivalent yield. The primary category of investment in the portfolio at June 30, 2011 was mortgage-backed securities. At June 30, 2011, approximately 10% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$434	$436	$435	$437
Federal agency	2,500	2,537	2,500	2,538
Mortgage-backed securities	8,086	8,310	9,137	9,243
Corporate bonds	82	83	82	84
Total held to maturity	11,102	11,366	12,154	12,302

Available for sale:
Municipal	775	775	754	754
Mortgage-backed securities	2,726	2,726	3,953	3,953
Total available for sale	3,501	3,501	4,707	4,707
Total	$14,603	$14,867	$16,861	$17,009

There were no material changes since December 31, 2010 in the maturities or repricing of the investment securities.

Deposits

Total deposits decreased $9.4 million or 9.1% to $93.6 million at June 30, 2011 from $103.0 million at December 31, 2010 due to the decrease in interest-bearing deposit balances, partly offset by a modest increase in demand deposits. Interest-bearing deposits decreased $10.0 million or 16.3% to $51.1 million at June 30, 2011 from $61.1 million at December 31, 2010. This was done by design to eliminate higher yielding deposits. Demand deposits increased $0.6 million or 1.3% to $42.5 million at June 30, 2011 from $41.9 million at December 31, 2010. The ratio of non-interest bearing funds to total deposits was 45.4% at June 30, 2011 and 40.7% at December 31, 2010.

A comparative distribution of the Company’s deposits at June 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

Distribution of Deposits and Percentage Composition

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$42,460	45.4%	$41,910	40.8%
NOW	1,072	1.1%	1,697	1.6%
Savings	1,854	2.0%	2,085	2.0%
Money Market	29,764	31.8%	34,545	33.5%
Time Deposits < $100,000	5,357	5.7%	6,377	6.2%
Time Deposits $100,000	13,083	14.0%	16,386	15.9%
	$93,590	100.0%	$103,000	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and six months ended June 30, 2011 and 2010 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At June 30, 2011 and December 31, 2010, the Company had deposits from related parties representing 9.2% and 5.5% of total deposits of the Company, respectively. Further, at June 30, 2011 and December 31, 2010, deposits from escrow companies represented 13.4% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2011 and December 31, 2010 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand-by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.2 million at June 30, 2011 and $7.0 million at December 31, 2010. There was an overall increase of $158,711 due to the following: net income increased retained earnings by $153,360, and the change in the unrealized loss on investment securities available for sale increased equity by $5,351.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2011, the Company’s liquid assets totaled approximately $25.7 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 24.55%. At December 31, 2010, the Company’s liquid assets totaled approximately $31.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California, $3.5 million at Pacific Coast Bankers’ Bank and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $27.7 million at June 30, 2011.

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

As discussed in Note 7 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. $2.2 million of the Company’s subordinated note was included in Tier 1 capital at June 30, 2011 and the remainder was included in Tier 2 capital.

The Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%.  The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 15.28% and 14.00% at June 30, 2011, compared to 14.48% and 13.22%, respectively at December 31, 2010. At June 30, 2011 and December 31, 2010, the Bank’s Leverage Capital Ratios were 9.67% and 8.80%, respectively

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of June 30, 2011, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 15.35% and 13.08%, respectively, and its Leverage Capital ratio was 9.04%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(unaudited)

	June 30, 2011	December 31, 2010	Minimum Requirement to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	15.35%	14.72%	10.00%
Tier 1 capital to total risk-weighted assets	13.08%	12.43%	6.00%
Tier 1 leverage ratio	9.04%	8.28%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	15.28%	14.48%	10.00%
Tier 1 capital to total risk-weighted assets	14.00%	13.22%	6.00%
Tier 1 leverage ratio	9.67%	8.80%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, declines in interest rates would cause a slight increase in net interest income because over 80% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.2%. At June 30, 2011, approximately 64.2% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 8.7% of all fixed rate loans at June 30, 2011 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of June 30, 2011, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income (in $000’s)	$134	$181	$146	$122	$221	$310
% Change	3.53%	4.77%	3.85%	3.21%	5.82%	8.17%

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
If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 80% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.2%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as June 30, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Changes in EVE (in $000's)	$3,741	$2,321	$965	$42	$(710)	$(1,423)
% Change	39.3%	24.4%	10.1%	0.4%	-7.5%	-15.0%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1:   Legal Proceedings - None

Item 1A:  Risk Factors - Not applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3:  Default of Senior Securities - None

Item 4:  (Removed and Reserved)

Item 5:  Other Information  - None

Item 6:  Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp1
3.2	Bylaws of Chino Commercial Bancorp1
10.1	2000 Stock Option Plan1
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan1
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman1
10.4	Employment Agreement for Dann H. Bowman2
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto1
10.6	Item Processing Agreement between the Bank and InterCept Group1
10.7	Data Processing Agreement between the Bank and InterCept Group1
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer3
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 20063
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 20063
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman4
10.12	Amendment to Salary Continuation Agreement for Roger Caberto4
11	Statement Regarding Computation of Net Income Per Share5
21	Subsidiaries of Registrant6
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

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

5 Filed as an exhibit is incorporated from Note 2 of the Company’s Financial Statements in the Company’s Form 10-K/A for the year ended December 31, 2010.

6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINO COMMERCIAL BANCORP

Dated: August 12, 2011	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)