Form 10-Q/A
period 2011-06-30
Chino Commercial Bancorp
filed 2011-09-14
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Chino Commercial Bancorp (the “Company”) is filing this Amendment No. 1 for the sole purpose of including the Interactive Data File as exhibit 101. This Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

PART IV
Item 6:  Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp1
3.2	Bylaws of Chino Commercial Bancorp1
10.1	2000 Stock Option Plan1
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan1
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman1
10.4	Employment Agreement for Dann H. Bowman2
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto1
10.6	Item Processing Agreement between the Bank and InterCept Group1
10.7	Data Processing Agreement between the Bank and InterCept Group1
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer3
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 20063
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 20063
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman4
10.12	Amendment to Salary Continuation Agreement for Roger Caberto4
11	Statement Regarding Computation of Net Income Per Share5
21	Subsidiaries of Registrant6
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

101.INS	XBRL Instance Document7
101.SCH	XBRL Taxonomy Extension Schema7
101.CAL	XBRL Taxonomy Extension Calculation Linkbase7
101.DEF	XBRL Taxonomy Extension Definition Linkbase7
101.LAB	XBRL Taxonomy Extension Label Linkbase7
101.PRE	XBRL Taxonomy Extension Presentation Linkbase7

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
7 Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2011	CHINO COMMERCIAL BANCORP

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)