Form 10-Q
period 2011-09-30
Chino Commercial Bancorp
filed 2011-11-07
CIK 1365794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 7, 2011, there were 748,314 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1

CHINO COMMERCIAL BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$4,247,020	$3,041,114
Federal funds sold	10,265,998	4,660,527
Total cash and cash equivalents	14,513,018	7,701,641

Interest-bearing deposits in other banks	11,693,252	19,378,252
Investment securities available for sale	3,300,162	4,706,994
Investment securities held to maturity (fair value approximates
$10,783,000 at September 30, 2011 and $12,302,000 at December 31, 2010)	10,473,853	12,153,915
Total investments	25,467,267	36,239,161
Loans
Real estate	48,869,429	51,459,881
Commercial	7,349,892	8,411,117
Installment	665,715	649,455
Gross loans	56,885,036	60,520,453
Unearned fees and discounts	(26,467)	(27,204)
Loans net of unearned fees and discount	56,858,569	60,493,249
Allowance for loan losses	(1,537,195)	(1,442,153)
Net loans	55,321,374	59,051,096

Accrued interest receivable	276,861	382,943
Restricted stock	667,700	626,250
Fixed assets, net	6,500,191	6,342,670
Foreclosed assets	439,317	516,534
Prepaid & other assets	2,989,232	3,053,531
Total assets	$106,174,960	$113,913,826

LIABILITIES:
Deposits
Non-interest bearing	$44,706,172	$41,909,584
Interest bearing
NOW and money market	30,883,549	36,241,586
Savings	1,670,988	2,085,092
Time deposits less than $100,000	4,998,019	6,377,430
Time deposits of $100,000 or greater	12,656,416	16,385,864
Total deposits	94,915,144	102,999,556

Accrued interest payable	109,425	104,967
Accrued expenses & other payables	759,295	700,046
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	98,876,864	106,897,569
STOCKHOLDERS’ EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 748,314 shares at September 30, 2011 and at December 31, 2010.	2,750,285	2,750,285
Retained earnings	4,463,682	4,190,208
Accumulated other comprehensive income	84,129	75,764
Total stockholders’ equity	7,298,096	7,016,257
Total liabilities & stockholders’ equity	$106,174,960	$113,913,826

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Investment securities and due from banks	$133,204	$216,181	$455,931	$616,571
Interest on Federal funds sold	4,616	2,759	8,651	2,759
Interest and fee income on loans	877,470	1,056,071	2,793,245	3,171,514
Total interest income	1,015,290	1,275,011	3,257,827	3,790,844
Interest expense
Deposits	94,013	218,701	307,740	701,966
Other interest expense	0	0	75	569
Other borrowings	50,963	50,963	152,888	152,888
Total interest expense	144,976	269,664	460,703	855,423
Net interest income	870,314	1,005,347	2,797,124	2,935,421
Provision for loan losses	2,221	15,644	281,660	529,996
Net interest income after
provision for loan losses	868,093	989,703	2,515,464	2,405,425
Non-interest income
Service charges on deposit accounts	298,241	300,166	892,317	862,307
Gain on sale of foreclosed assets	0	98,139	61,151	98,288
Other miscellaneous income	9,299	6,255	24,805	20,930
Dividend income from restricted stock	2,783	2,961	8,342	4,418
Income from bank-owned life insurance	17,332	17,468	52,153	51,809
Total non-interest income	327,655	424,989	1,038,768	1,037,752
General and administrative expenses
Salaries and employee benefits	538,909	543,501	1,647,203	1,637,951
Occupancy and equipment	98,992	124,668	325,794	316,138
Data and item processing	86,777	91,393	277,962	263,233
Advertising and marketing	14,947	16,347	42,183	45,228
Legal and professional fees	108,861	107,375	311,084	191,818
Regulatory assessments	26,051	56,489	177,418	162,239
Insurance	10,587	9,958	30,236	27,950
Directors’ fees and expenses	17,321	16,541	54,097	50,959
Other expenses	109,044	139,018	282,784	383,817
Total general & administrative expenses	1,011,489	1,105,290	3,148,761	3,079,333
Income before income tax expense	184,259	309,402	405,471	363,844
Income tax expense	64,146	115,361	131,997	114,325
Net income	$120,113	$194,041	$273,474	$249,519
Basic earnings per share	$0.16	$0.26	$0.37	$0.35
Diluted earnings per share	$0.16	$0.26	$0.37	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2009 (audited)	699,061	$2,498,664	$3,884,907	$83,157	$6,466,728
Comprehensive income:
Net income			305,301		305,301
Change in unrealized gain on securities
available for sale, net of tax				(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including
tax benefit	82,541	714,043			714,043
Stock repurchased and retired	(33,288)	(462,422)			(462,422)
Balance at December 31, 2010 (audited)	748,314	2,750,285	4,190,208	75,764	7,016,257
Comprehensive income:
Net income			273,474		273,474
Change in unrealized gain on
securities available for sale, net of tax				8,365	8,365
Total comprehensive income					281,839

Balance at September 30, 2011 (unaudited)	748,314	$2,750,285	$4,463,682	$84,129	$7,298,096

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$273,474	$249,519
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	281,660	529,996
Depreciation and amortization	167,895	131,002
Net amortization of securities	49,669	24,447
Amortization of deferred loan (fees) costs	(737)	2,932
Loss on disposition of equipment	314	29,551
Gain on sale of foreclosed assets	(61,151)	(127,839)
Deferred income taxes (benefit)	(187,117)	(41,896)
Net changes in:
Accrued interest receivable	106,083	(29,521)
Other assets	245,565	(119,636)
Accrued interest payable	4,458	(19,266)
Other liabilities	59,249	139,931
Net cash provided by operating activities	939,362	769,220

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	7,685,000	5,198,350
Activity in investment securities available for sale
Purchases	0	0
Repayments and calls	1,420,499	660,156
Activity in investment securities held to maturity
Repayments and calls	1,630,942	(10,825,896)
Purchase of stock investments, restricted	(41,450)	34,300
Loans purchased	0	0
Loan originations and principal collections, net	3,009,481	551,150
Proceeds from sale of foreclosed assets	577,685	152,849
Purchase of premises and equipment	(325,730)	(2,900,898)
Net cash provided (used) by investing activities	13,956,427	(7,129,989)

Cash Flows from Financing Activities
Net change in deposits	(8,084,412)	9,456,890
Net decrease in borrowings	0	(994,000)
Proceeds from the exercise of stock options	0	560,268
Payments for stock repurchases	0	(460,537)
Net cash provided (used) by financing activities	(8,084,412)	8,562,621
Net increase in cash and cash equivalents	6,811,377	2,201,852

Cash and Cash Equivalents at Beginning of Period	7,701,641	3,089,300
Cash and Cash Equivalents at End of Period	$14,513,018	$5,291,152

Supplemental Information
Interest paid	$456,245	$874,689
Income taxes paid	$77,000	$129,000
Loans transferred to other real estate owned	$439,317	$1,064,955

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The Bank is a national bank which was organized under the laws of the United States in December 1999 and commenced operations on September 1, 2000. The Bank operates three full-service banking offices. The Bank’s main branch office and administrative offices are located at 14245 Pipeline Avenue, Chino, California. In January 2006 the Bank opened its Ontario branch located at 1551 South Grove Avenue, Ontario, California and in April 2010 the Bank opened its Rancho Cucamonga branch located at 8229 Rochester Avenue, Rancho Cucamonga, California.  In July 2010, the Company acquired property at 14245 Pipeline Avenue, Chino, California, which became the main branch and administrative headquarters in January 2011.

As a community-oriented bank, the Bank offers a wide array of commercial and consumer services which would generally be offered by a locally-managed, independently-operated bank.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information, which is unaudited, should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC).

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

Note 4 – Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this new guidance during the quarter ended September 30, 2011 did not have a material impact on the consolidated financial statements. The disclosures about TDRs are required as of the period of adoption of the new TDR guidance. The Company has provided the required disclosures in Note 6.

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

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at September 30, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,380	$45,328	$-	$788,708
Mortgage-backed securities	2,413,824	97,630	-	2,511,454
	$3,157,204	$142,958	$-	$3,300,162

Securities held to maturity:
Municipal bonds	$432,821	$4,767	$-	$437,588
Federal agency	2,500,000	27,250	-	2,527,250
Mortgage-backed securities	7,510,688	276,072	-	7,786,760
Corporate	30,344	981	-	31,325
	$10,473,853	$309,070	$-	$10,782,923

The amortized cost and fair value of investment securities as of September 30, 2011 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$-	$-	$30,344	$31,325
After 1 year through 5 years	-	-	-	-
After 5 years through 10 years	-	-	2,932,821	2,964,838
After 10 years through 17 years	743,380	788,708	-	-
Mortgage-backed securities	2,413,824	2,511,454	7,510,688	7,786,760
	$3,157,204	$3,300,162	$10,473,853	$10,782,923

Information pertaining to securities with gross unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Municipal Bonds	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-
	$-	$-	$-	$-

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

At September 30, 2011, no securities had unrealized losses.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2010, the Company had 11 impaired loans totaling $4,167,572, all of which were on non-accrual status. Only one of those loans was past due over 90 days.

At September 30, 2011, there were 14 impaired loans totaling $4,354,071 all of which were on a non-accrual status. As of that same date, the Company had the following past due loans:  one loan in the amount of $277,012 which was past due over 90 days and on non-accrual status; no other loans past due over 60 days; and one overdraft in the amount of $260 past due over 30 days.

Changes in the allowance for loan losses are summarized as follows for three months ended September 30, 2011:

	One to Four	Residential	Commercial	Commercial
	Residential	Income	Real Estate	& Industrial	Consumer	Installment	Other	Total

Beginning balance	$47,322	$17,876	$1,180,315	$205,524	$740	$9,770	$589	$1,462,136
July 1. 2011
Provision for loan losses	745	11,335	(22,711)	10,930	257	732	934	2,222
Loans charged-off	-	-	-	-	-	-	(1,398)	(1,398)
Recoveries	2,213	-	55,150	16,872	-	-	-	74,235

Ending Balance	$50,280	$29,211	$1,212,754	$233,326	$997	$10,502	$125	$1,537,195

Changes in the allowance for loan losses are summarized as follows for nine months ended September 30, 2011:

	One to Four	Residential	Commercial	Commercial
	Residential	Income	Real Estate	& Industrial	Consumer	Installment	Other	Total

Beginning balance	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153
January 1. 2011
Provision for loan losses	3,945	26,335	130,154	119,118	251	1,324	534	281,661
Loans charged-off	(2,213)	-	(113,336)	(143,907)	-	-	(1,398)	(260,854)
Recoveries	2,213	-	55,150	16,872	-	-	-	74,235

Ending Balance	$50,280	$29,211	$1,212,754	$233,326	$997	$10,502	$125	$1,537,195

Loans serviced for others are portions of loans participated out to other banks. Loan balances reported herein are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,663,650 and $1,692,555 at September 30, 2011 and December 31, 2010, respectively.

The following tables present loans and the allowance for loan losses by segment as of September 30, 2011 and December 31, 2010:

Loans and Allowance for Loan Losses (by loan segment)
As of September 30, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,651,032	$1,424,911	$44,793,484	$7,337,875	$31,993	$633,722	$12,019	$56,885,036

Individually evaluated for impairment	917,206	-	2,037,701	1,399,164	-	-	-	4,354,071

Collectively evaluated for impairment	1,733,826	1,424,911	42,755,783	5,938,711	31,993	633,722	12,019	52,530,965

Allowance for loan losses:

Balance	50,280	29,211	1,212,754	233,326	997	10,502	125	1,537,195

Individually evaluated for impairment	25,590	-	56,852	44,707	-	-	-	127,149

Collectively evaluated for impairment	$24,690	$29,211	$1,155,902	$188,619	$997	$10,502	$125	$1,410,046

Loans and Allowance for Loan Losses (by loan segment)
As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,771,247	$479,303	$48,209,331	$8,380,407	$28,034	$621,420	$30,711	$60,520,453

Individually evaluated for impairment	723,115	-	2,372,879	1,071,578	-	-	-	4,167,572

Collectively evaluated for impairment	2,048,132	479,303	45,836,452	7,308,829	28,034	621,420	30,711	56,352,881

Allowance for loan losses:

Balance	46,335	2,876	1,140,786	241,243	746	9,178	989	1,442,153

Individually evaluated for impairment	17,066	-	56,000	25,329	-	-	-	98,395

Collectively evaluated for impairment	$29,269	$2,876	$1,084,786	$215,914	$746	$9,178	$989	$1,343,758

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

One to Four Family Residential. This portfolio segment consists of the origination of first mortgage loans and home equity second mortgage loans secured by one-to four-family owner occupied residential properties located in the Company’s market area. The Company has experienced no foreclosures on its owner occupied family residential loan portfolio and believes this is due mainly to its conservative lending strategies including its non-participation in “interest only”, “Option ARM,” “sub-prime” or “Alt-A” loans.

One to Four Family Income. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in its market area. Such lending involves additional risks arising from the use of the properties by non-owners, however, the Company has experienced no foreclosures on its one to four family income property loan portfolio.

Commercial Real Estate Loans. This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. The Company has experienced only one foreclosures on its owner occupied commercial real estate loan portfolio in 2011 for $439,000 and believes this minimal foreclosure activity is due mainly to its conservative lending strategies.

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

The following tables summarize the loan portfolio at September 30, 2011 and December 31, 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)
As of September 30, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,733,826	$—	$917,206	$—	$2,651,032

Residential income	1,424,911	—	—	—	1,424,911

Commercial real estate:
Owner occupied	17,702,484	178,652	2,483,233	—	20,364,369
Non-owner occupied	20,831,079	1,081,361	2,516,675	—	24,429,115

Commercial and industrial:
Secured	2,982,698	-	1,836,235	—	4,818,933
Unsecured	2,025,628	227,130	266,184	—	2,518,942

Consumer	31,993	—	—	—	31,993

Installment	633,722	—	—	—	633,722

Other	12,019	—	—	—	12,019

Total	$47,378,360	$1,487,143	$8,019,533	$—	$56,885,036

Credit Quality Indicators (by loan class)
As of December 31, 2010

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,795,797	$—	$975,450	$—	$2,771,247

Residential income	479,303	—	—	—	$479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	—	23,653,133
Non-owner occupied	22,206,112	802,731	1,547,355	—	24,556,198

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	—	4,352,825
Unsecured	3,485,320	231,852	310,410	—	4,027,582

Consumer	28,034	—	—	—	28,034

Installment	621,420	—	—	—	621,420

Other	30,711	—	—	—	30,711

Total	$51,376,246	$1,497,624	$7,646,583	$—	$60,520,453

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

The following tables set forth certain information with respect to the Bank’s portfolio delinquencies by loan class and amount as of September 30, 2011 and December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of September 30, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$—	$—	$—	$—	$2,651,032	$2,651,032	$—

Residential income	—	—	—	—	1,424,911	$1,424,911	—

Commercial real estate:
Owner occupied	—	—	277,012	277,012	20,087,357	20,364,369	—
Non-owner occupied	—	—	—	—	24,429,115	24,429,115	—

Commercial and industrial:
Secured	—	—	—	—	4,818,933	4,818,933	—
Unsecured	—	—	—	—	2,518,942	2,518,942	—
				—		-
Consumer	—	—	—	—	31,993	31,993	—
				—		-
Installment	—	—	—	—	633,722	633,722	—
				—		-
Other	251	—	—	251	11,768	12,019	—

Total	$251	$—	$277,012	$277,263	$56,607,773	$56,885,036	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$—	$—	$—	$—	$2,771,247	$2,771,247	$—

Residential income	—	—	—	—	479,303	479,303	—

Commercial real estate:
Owner occupied	—	—	440,723	440,723.0	23,212,410	23,653,133	—
Non-owner occupied	—	—	—	—	24,556,198	24,556,198	—

Commercial and industrial:
Secured	—	—	—	—	4,352,825	4,352,825	—
Unsecured	—	—	—	—	4,027,582	4,027,582	—

Consumer	—	—	—	—	28,034	28,034	—
				—
Installment	—	—	—	—	621,420	621,420	—

Other	—	—	—	—	30,711	30,711	—

Total	$—	$—	$440,723	$440,723	$60,079,730	$60,520,453	$—

The following tables summarize impaired loans by loan class as of September 30, 2011 and December 31, 2010:

Impaired Loans (by loan class)
As of and For the Three and Nine months Ended September 30, 2011

		Unpaid		Average Recorded Investment		Interest
	Recorded	Principal	Related	for Three	for Nine	Income
	Investment	Balance	Allowance	Months	Months	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$917,206	$917,206	$25,590	$927,627	$800,856	$—

Commercial real estate:
Owner occupied	1,200,234	1,200,234	33,487	1,070,196	1,290,897	—
Non-owner occupied	837,467	837,467	23,365	844,938	859,151	—

Commercial and industrial:
Secured	1,399,164	1,399,164	44,707	1,480,401	1,238,243	—

Total:
One to four residential	$917,206	$917,206	$25,590	$927,627	$800,856	$—
Commercial real estate	$2,037,701	$2,037,701	$56,852	$1,915,134	$2,150,048	$—
Commercial and industrial	$1,399,164	$1,399,164	$44,707	$1,480,401	$1,238,243	$—

Impaired Loans (by loan class)
As of and For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$723,115	$723,115	$17,066	$346,484	$—

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	685,117	—
Non-owner occupied	880,349	880,349	20,776	473,639	—

Commercial and industrial:
Secured	1,071,578	1,071,578	25,329	302,791	—

Total:
One to four residential	$723,115	$723,115	$17,066	$346,484	$—
Commercial real estate	$2,372,879	$2,372,879	$56,000	$1,158,756	$—
Commercial and industrial	$1,071,578	$1,071,578	$25,329	$302,791	$—

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	September 30, 2011	December 31, 2010
One to four residential:
Closed-end	$917,206	$723,115

Commercial real estate:
Owner occupied	1,200,234	1,492,530
Non-owner occupied	837,467	880,349

Commercial and industrial:
Secured	1,399,164	1,071,578

Total	$4,354,071	$4,167,572

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

The Subordinated Debt Securities bear interest at the rate of 6.795% for the first five years from October 27, 2006 to December 15, 2011 and at a variable interest rate to be adjusted quarterly equal to LIBOR plus 1.68% thereafter.  During 2006 and 2007 the Company used approximately $522,000 and $2,478,000, respectively, from the proceeds of $3.0 million to repurchase and retire Company stock. There was no cost to the Trust associated with the issuance.

As of September 30, 2011 and 2010, accrued interest payable to the Trust amounted to $59,456 and $8,494, respectively. Interest expense for Trust Preferred Securities amounted to $50,963 for each of the quarters ended September 30, 2011 and 2010 and $152,888 for each of the nine months ended September 30, 2011 and 2010. As the Company has no other source of income other than dividends from the Bank, payment of the interest relating to the Trust Preferred Securities depends on the Bank’s continuing ability to pay sufficient dividends to cover such payments. The Bank is currently required by the Formal Agreement with the OCC to obtain the approval of the OCC prior to paying any dividends to the Company, and the Company is required to obtain the approval of the FRB prior to receiving any dividends from the Bank or paying interest on the trust preferred securities.  The Company has elected to temporarily defer its payments of interest on this subordinated debt until the conclusion of at least the rights portion of the pending capital offering. See “Recent Developments - Pending Capital Raise” in Item 2 below.

Note 8 – Stock Based Compensation

Under the Company’s stock option plan, the Company granted incentive stock options to officers and employees, and non-qualified stock options to its directors, officers and employees. The Plan terminated on July 13, 2010, and no options can be granted under the Plan thereafter, but such termination did not affect any Options previously granted. Therefore, at September 30, 2011 and 2010, no shares were available for the grant of options. At September 30, 2011 and 2010, options covering 13,628 were outstanding. The Plan provides that the exercise price of these options shall not be less than the market price of the common stock on the date granted. Incentive options began vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vested as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant. Compensation cost relating to share-based payment transactions is recognized in the financial statements over the vesting period of the options.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation For the three months ended September 30,
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings (loss)	$120,113	748,314	$0.16	$194,041	751,390	$0.26

Effect of dilutive shares:
assumed exercise of outstanding options		312	0.00		3,062	0.00

Diluted earnings (loss)	$120,113	748,626	$0.16	$194,041	754,452	$0.26

	Earnings per share Calculation For the nine months ended September 30,
	2011			2010
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$273,474	748,314	$0.37	$249,519	717,301	$0.35

Effect of dilutive shares:
assumed exercise of outstanding options		(22)	0.00		3,440	0.00

Diluted earnings per share	$273,474	748,292	$0.37	$249,519	720,741	$0.35

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2011 and December 31, 2010, the Company had $3.4 million and $5.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At September 30, 2011 the Company had one unadvanced standby letter of credit for $82,804 and at December 31, 2010, the Company had no unadvanced standby letters of credit.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at September 30, 2011 and December 31, 2010.

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

The following table presents the balances of securities available for sale as of September 30, 2011 and December 31, 2010.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
at September 30, 2011
Municipal bonds	$788,708	$-	$788,708	$-
Mortgage-backed securities	2,511,454	-	2,511,454	-
Total	$3,300,162	$-	$3,300,162	$-

at December 31, 2010
Municipal bonds	$753,616	$-	$753,616	$-
Mortgage-backed securities	3,953,378	-	3,953,378	-
Total	$4,706,994	$-	$4,706,994	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. In order to determine fair value, management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At September 30, 2011 and December 31, 2010, there were no loans held for sale.

Impaired loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell, or the principal balance, whichever is less. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

Impaired loans that are not collateral dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since the fair value of these loans is based on management’s own projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

The following presents impaired loans measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans net of ALLL
at September 30, 2011	$4,226,922	$-	$1,320,187	$2,906,735
at December 31, 2010	$4,069,177	$-	$1,108,110	$2,961,067

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at September 30, 2011	$439,317	$-	$439,317	$-
at December 31, 2010	$516,534	$-	$516,534	$-

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

Fair Value of Financial Instruments

	September 30, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$14,513,018	$14,513,018	$7,701,641	$7,701,641
Interest-bearing deposits with other banks	11,693,252	11,698,665	19,378,252	19,407,125
Investment securities available for sale	3,300,162	3,300,162	4,706,994	4,706,994
Investment securities held to maturity	10,473,853	10,782,923	12,153,915	12,301,643
Stock investments	667,700	667,700	626,250	626,250
Loans, net	55,321,374	55,384,805	59,051,096	59,014,061
Trups common securities	93,000	94,108	93,000	97,475
Accrued interest receivable	276,861	276,861	382,943	382,943

Financial liabilities:
Deposits	94,915,144	94,925,108	102,999,556	103,053,843
Subordinated Debentures	3,093,000	3,129,844	3,093,000	3,241,835
Accrued interest payable	109,425	109,425	104,967	104,967

Note 12 – Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (“the Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. See “Recent Developments” in Item 2 below for a discussion of the terms of the Agreement. The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. The Bank must maintain a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. As of September 30, 2011 the Bank’s Leverage Capital Ratio was 9.83% and its Total Risk-Based Capital Ratio was 16.16%. The Bank achieved a Leverage Capital Ratio of at least 9.0% by May 31, 2011, and continued to maintain the required ratio as of September 30, 2011, by reducing higher-rate CD and money market deposits, thereby reducing average assets and to a lesser extent, in the third quarter of 2011, by increasing capital through retained earnings.

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

Item 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three and nine months ended September 30, 2011 and 2010, and the financial condition of the Company as of September 30, 2011 and December 31, 2010.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company’s 2010 Annual Report on Form 10-K, as amended.

This Form 10-Q includes forward-looking statements that may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact are forward looking statements. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements, and readers are cautioned not to unduly rely on such statements. Risks and uncertainties include, but are not limited to, the health of the national and California economies; the Company’s ability to attract and retain skilled employees; competition in the financial services market for both deposits and loans; the Company’s ability to increase its customer base; customers’ service expectations; the Company’s ability to successfully deploy new technology and gain efficiencies therefrom; the success of branch expansion; changes in interest rates; loan portfolio performance; the Company’s ability to enhance its earnings capacity; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, as amended, for the year ended December 31, 2010, as supplemented by the information contained in this report.

Recent Developments

Regulatory Matters. On April 12, 2011, Chino Commercial Bank, N.A. (the “Bank”), the Company’s wholly-owned banking subsidiary, entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator. The Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC.  Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status.

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and maintained the ratio above the required minimums, thereafter. As of September 30, 2011 the Bank’s Leverage Capital Ratio was 9.83% and its Total Risk-Based Capital Ratio was 16.16%.

The Formal Agreement requires the Bank to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program, including objectives, projections and implementation strategies for the Bank’s overall risk profile, earnings performance, and various balance sheet items, as well as intended product line development and market segments; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non-objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.  The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

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

The Boards of Directors and management of the Bank and the Company are in the process of taking all necessary actions to comply with the various provisions of the Agreement and the MOU.

Pending Capital Raise.  On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which is expected to commence in the fourth quarter of 2011.  Pricing for the offering has not yet been set but the Company proposes to offer up to 224, 494 shares of its common stock at the then current market value of the shares as determined by the Board of Directors, plus certain bonus shares to be issued to holders of subscription rights for no additional consideration.  It is anticipated that a majority of the proceeds of the offering will be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC.  See "- Regulatory Matters" immediately above.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary
Third quarter of 2011 compared to third quarter of 2010
Net income for the quarter ended September 30, 2011 was $120,113 compared with $194,041 for the quarter ended September 30, 2010, a decline of 38.1%. Basic and diluted earnings per share for the third quarter of 2011 was $0.16, compared to $0.26 for the third quarter of 2010. The Company’s annualized return on average equity was 6.65% and annualized return on average assets was 0.46% for the quarter ended September 30, 2011, compared to 11.30% and 0.67%, respectively, for same quarter in 2010. The primary reasons for the change in net income during the third quarter of 2011 are as follows:

•
The provision for loan losses decreased to $2,221 during the third quarter of 2011, a decrease of 85.8%, compared to $15,644 for the three months ended September 30, 2010 of $89,056 for the relative periods. The decrease in the provision was related to a decrease in net loan charge-offs.

•
Non-interest income totaled $327,655 for the third quarter of 2011, a decrease of 22.9%, compared to $424,989 in the third quarter of 2010. The decrease in non-interest income was due to a gain on sale of repossessed equipment of $127,839, partially offset by loss on sale of OREO for $29,700 in the third quarter of 2010 that was not repeated in the same quarter of 2011.

•
The Company posted net interest income of $870,314 for the quarter ended September 30, 2011 as compared to $1,005,347 for the quarter ended September 30, 2010, a 13.4% decrease. The decrease was caused by a decline in average balances and in yields on earning assets.  Average interest-earning assets were $91.3 million with average interest-bearing liabilities of $54.1 million, yielding a net interest margin of 3.78% for the third quarter of 2011; as compared to the average interest-earning assets of $101.7 million with average interest-bearing liabilities of $65.1 million, yielding a net interest margin of 3.92% for the third quarter of 2010.

•
Non-interest expenses were $1,011,489 for the three months ended September 30, 2011 as compared to $1,105,290 for the three months ended September 30, 2010, an 8.5% decrease. The largest component of non-interest expense was salaries and benefits expense of $538,909 for the third quarter of 2011 compared to $543,501 for the same period in 2010, representing a 0.8% decrease. Included in non-interest expenses are occupancy and equipment expenses which decreased $25,676 for the three months ended September 30, 2011 compared to the same period in 2010 due to the differences between the higher rental expense in 2010 and lower building depreciation expense compared to rental expense the Bank would have incurred in 2011 for the Company’s recently-purchased main office. Regulatory assessments expense decreased $30,438 or 53.9% in the third quarter of 2011 versus 2010 due to anticipated increased assessment rates that were accrued and reversed as the increase did not materialize. Other expenses decreased $29,974 to $109,044 in the third quarter of 2011 due primarily to decreases in expenses of other real estate and expenses paid for deposit accounts with analysis charge arrangements.

First nine months of 2011 compared to first nine months of 2010
Net income for the nine months ended September 30, 2011 was $273,474 compared to $249,519 for the first nine months of 2010, an increase of 9.6%. Basic and diluted earnings per share for the nine months ended September 30, 2011 were $0.37 compared to $0.35 for the same period in 2010. Annualized return on average equity was 5.07% and annualized return on average assets was 0.34% for the nine months ended September 30, 2011, compared to an annualized return on average equity of 5.04% and a return on average assets of 0.29% for the same period in 2010. The primary reasons for the change in net income during the nine months of 2011 are as follows:

•
The provision for loan losses decreased to $281,660 during the first nine months of 2011, a reduction of 46.9%, as compared to $529,996 for the nine months ended September 30, 2010. The decrease in the provision was related to an decrease in net loan charge-offs from $495,125 at September 30, 2010 to $186,619 for the nine months ended September 30, 2011.

•
Non-interest income totaled $1,038,768 for the nine months of 2011, an increase of 0.1%, compared to $1,037,752 in the first nine months of 2010. Included in non-interest income was a gain on sale of foreclosed assets of $61,151 in the first nine months of 2011, compared to a gain on sale of foreclosed assets of $98,288 in the third quarter of 2010. Also included were service charges on deposits which increased by $30,010 or 3.5% for the first nine months of 2011 compared to the first nine months of 2010. This is consistent with the 6.0% growth in average non-interest bearing deposits in the first nine months of 2011 over the first nine months of 2010.

•
The Company posted net interest income of $2,797,124 for the first nine months ended September 30, 2011 as compared to $2,935,421 for the same period in 2010. The decrease was caused by a decline in average balances and yields on earning assets. Average interest-earning assets were $93.7 million with average interest-bearing liabilities of $56.7 million, yielding a net interest margin of 3.99% for the first nine months of 2011; as compared to the average interest-earning assets of $99.5 million with average interest-bearing liabilities of $64.8 million, yielding a net interest margin of 3.94% for the first nine months of 2010.

•
Non-interest expenses increased $69,428 to $3,148,761 for the first nine months of 2011 compared to the same period in 2010. The largest component of non-interest expense was salaries and benefits expense of $1,647,203 for the first nine months of 2011 compared to $1,637,951 for the same period in 2010, representing an a 0.6% increase. Included in non-interest expenses is legal and other professional fees which increased 62.2% or $119,266 in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings. Also included were other expenses which decreased $101,033 to $282,784 in the first nine months of 2011 due primarily to decreases in expenses paid for deposit accounts with analysis charge arrangements, other lending expenses and expenses of other real estate owned.

Financial Condition Summary
The Company’s total assets were $106.2 million at September 30, 2011, a decrease of 6.8% as compared to total assets of $113.9 million at December 31, 2010. The most significant changes in the Company’s balance sheet during the nine months ended September 30, 2011 are outlined below:

•
Total deposits decreased from $103.0 million at December 31, 2010 to $94.9 million at September 30, 2011, a   7.8% decrease. Noninterest-bearing deposits increased to $44.7 million at September 30, 2011, an increase of $2.8 million or 6.7% from December 31, 2010. Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $50.2 million at September 30, 2011, a 17.8% decrease. This reduction was an intentional strategy to reduce higher yielding deposits. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 47.1% at September 30, 2011.

•
The Company experienced a decrease in interest-earning assets of 8.7% or $8.8 million in the first nine months of 2011, primarily in total investments which decreased to $25.5 million at September 30, 2011, compared to $36.2 million at December 31, 2010. This was caused by the liquidation of lower-yielding interest earning deposits in other banks to pay off higher-yielding interest bearing deposits. Total loans decreased 6.0% or $3.6 million in the first nine months of 2011 as efforts were redirected to reduce the number of criticized and nonperforming assets and because of reduced local loan demand. The reduction in assets also enabled that the Bank to maintain its Tier 1 leverage capital ratio at or above 9.0% to comply with the Bank's regulatory capital requirements pending a capital raise by the Company which is planned to commence in the fourth quarter of 2011. (See Recent Developments - Pending Capital Raise, above)

•
Nonperforming assets were comprised of 14 loans and one foreclosed property totaling $4.8 million at September 30, 2011, compared to 11 loans and one foreclosed property totaling $4.7 million at December 31, 2010. All but one of the loans classified as nonperforming as of September 30, 2011, totaling $277,012, are current and paying as agreed.

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

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2011 and 2010. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the three months ended			For the three months ended
	September 30, 2011			September 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4
	($ in thousands)
Assets
Interest-earnings assets
Loans1	$58,679	$877	5.93%	$60,019	$1,056	6.98%
U.S. government agencies securities	2,500	16	2.48%	2,500	16	2.48%
Mortgage-backed securities	10,371	78	3.00%	14,992	121	3.19%
Other securities & Due from banks time	12,524	39	1.24%	19,539	79	1.62%
Federal funds sold	7,215	5	0.25%	4,693	3	0.23%
Total interest-earning assets	91,289	$1,015	4.41%	101,743	$1,275	4.97%
Non-interest earning assets	13,423			14,178
Total assets	$104,712			$115,921

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market and NOW deposits	$31,298	$58	0.74%	$36,967	$141	1.52%
Savings	1,669	1	0.25%	1,392	1	0.29%
Time deposits < $100,000	5,186	9	0.69%	6,871	22	1.29%
Time deposits equal to or > $100,000	12,840	26	0.80%	16,771	55	1.28%
Other borrowings	0	0	0.00%	0	0	0.00%
Subordinated debenture	3,093	51	6.54%	3,093	51	6.54%
Total interest-bearing liabilities	54,086	$145	1.06%	65,094	$270	1.64%
Non-interest bearing deposits	42,516			43,038
Other liabilities	883			917
Stockholders’ equity	7,227			6,872
Total liabilities & stockholders’ equity	$104,712			$115,921

Net interest income		$870			$1,005

Net interest spread 2			3.35%			3.33%
Net interest margin 3			3.78%			3.92%

1  Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately ($7,000) for the three months ended September 30, 2011 as compared to $3,300 for the three months ended September 30, 2010.
2  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3   Represents net interest income as a percentage of average interest-earning assets.
4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Distribution, Yield and Rate Analysis of Net Interest Income
(dollars in thousands)
(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate 4	Balance	Expense	Yield/Rate 4
	($ in thousands)
Assets
Interest-earnings assets
Loans1	$59,425	$2,793	6.28%	$60,651	$3,171	6.99%
U.S. government agencies securities	2,500	47	2.51%	2,145	27	1.67%
Mortgage-backed securities	11,472	266	3.10%	11,607	301	3.47%
Other securities & Due from banks time	15,730	143	1.22%	23,504	289	1.64%
Federal funds sold	4,551	9	0.25%	1,581	3	0.23%
Total interest-earning assets	93,678	$3,258	4.65%	99,488	$3,791	5.09%
Non-interest earning assets	13,814			13,874
Total assets	$107,492			$113,362

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Money market and NOW deposits	$32,312	$179	0.74%	$35,040	$416	1.59%
Savings	1,901	4	0.25%	1,237	3	0.29%
Time deposits < $100,000	5,507	33	0.79%	7,138	80	1.50%
Time deposits equal to or > $100,000	13,761	92	0.90%	17,991	203	1.50%
Other borrowings	135	0	0.07%	301	1	0.25%
Subordinated debenture	3,093	153	6.61%	3,093	153	6.61%
Total interest-bearing liabilities	56,709	$461	1.09%	64,800	$856	1.76%
Non-interest bearing deposits	42,738			40,320
Non-interest bearing liabilities	852			1,646
Stockholders’ equity	7,193			6,596
Total liabilities & stockholders’ equity	$107,492			$113,362

Net interest income		$2,797			$2,935

Net interest spread 2			3.56%			3.33%
Net interest margin 3			3.99%			3.94%

1Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately ($4,900) for the nine months ended September 30, 2011 as compared to ($4,400) for the nine months ended September 30, 2010. Loans are net of deferred fees and related direct costs.
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

	For the quarter ended			For the nine months ended
	September 30			September 30
	2011 vs. 2010			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$(23)	$(156)	$(179)	$(63)	$(315)	$(378)
Securities of U.S. government agencies	0	0	0	4	16	20
Mortgage-backed securities	(34)	(9)	(43)	(4)	(31)	(35)
Other securities & Due from banks time	(25)	(15)	(40)	(81)	(65)	(146)
Federal funds sold	0	2	2	4	2	6
Total interest-earning assets	(82)	(178)	(260)	(140)	(393)	(533)

Interest-bearing liabilities
Money market & NOW	(20)	(63)	(83)	(30)	(207)	(237)
Savings	0	0	0	1	0	1
Time deposits < $100,000	(4)	(9)	(13)	(15)	(32)	(47)
Time deposits equal to or > $100,000	(11)	(18)	(29)	(39)	(72)	(111)
Other borrowed funds	0	0	0	(1)	0	(1)
Subordinated debenture	0	0	0	0	0	0
Total interest-bearing liabilities	(35)	(90)	(125)	(84)	(311)	(395)
Change in net interest income	$(47)	$(88)	$(135)	$(56)	$(82)	$(138)

As shown above, the pure volume variance negatively impacted net interest income by $47,000 in the third quarter of 2011 relative to the same period of 2010, while the rate variance negatively impacted net interest income by $88,000 in the same comparative periods.

The Company’s net interest income for the third quarter of 2011 was $870,314 compared to $1,005,347 in the third quarter of 2010, a decrease of $135,033, or 13.4%. The net interest margin decreased to 3.78% for the three months ended September 30, 2011 as compared to 3.92% for the same period in 2010 due principally to a drop in the interest rates on interest earning assets.

Average loans decreased $1.3 million or 2.2% for the third quarter of 2011 compared with the same period of 2010. Interest and fee income on loans decreased $178,601. The decrease in average loans resulted in approximately $23,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $156,000 decrease in income. The average yield on loans declined from 6.98% for the quarter ended September 30, 2010 to 5.93% for the quarter ended September 30, 2011.

Income from investment securities and due from banks for the quarter ended September 30, 2011 decreased by $82,977 in comparison to the quarter ended September 30, 2010. The primary reason for the decreased interest income was the decrease in the average balance of investment securities and due from banks of approximately $11.6 million or 31.4%. The decline in average investment securities and due from banks time balances caused a decrease of interest income of approximately $59,000, while the rate decrease caused a decline in interest income of approximately $24,000 from investment securities and due from banks time for the third quarter of 2011 as compared to the same quarter in 2010. The average yield for investment securities and due from banks time declined from 2.32% for the three months ended September 30, 2010 to 2.08% for the same period in 2011.

Average interest-bearing liabilities decreased $11.0 million in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in average interest-bearing deposits resulted in approximately a $35,000 decrease in interest expense while interest rate reductions resulted in a decrease of approximately $90,000 in the third quarter of 2011 as compared to the third quarter of 2010.

Pure volume variances negatively impacted net interest income by approximately $56,000 for the nine-month period ended September 30, 2011 relative to the same period of 2010, and the rate variance negatively impacted net interest income by approximately $82,000 in the same comparative periods.

Interest income decreased $533,017 or 14.1% in the nine month period ended September 30, 2011 compared to the same period of 2010, while interest expense decreased $394,720 or 46.1%. Interest and fee income from loans decreased during the nine months ended September 30, 2011 by $378,269, or 11.9% to $2,793,245 from $3,171,514 for the same period in 2010 due to a decrease in average loan balances and a decrease in interest rates.

The average balance of investment securities and due from banks time deposits decreased due to a decline in average deposits. The most significant decrease was in due from banks time deposits, which experienced a negative volume variance of approximately $81,000 and a negative rate variance of $65,000 for the nine months ended September 30, 2011 compared to the same period in 2010. Interest income from investment securities and due from banks time decreased $160,640 or 26.1% to $455,931 for the nine months ended September 30, 2011 compared to the same period of 2010 due to a decline in yields and a decline in average balances.

Interest expense on deposits decreased $394,226, or 56.2% to $307,740 for the nine months ended September 30, 2011 compared to the same period of 2010. Average interest bearing deposits to average total deposits decreased from 61.6% for the nine months ended September 30, 2010 to 57.0% for the same period in 2011.

The Company’s net interest margin increased from 3.94% to 3.99% for the nine months ended September 30, 2011 versus 2010 due principally to a drop in interest rates and a decrease in the average balance of interest bearing time deposits.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows.  The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves to non-classified loans, and specific allowances for all classified loans, in addition, the Bank provides based upon qualitative factors such as economic factors. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The Company provided $281,660 to the allowance for loan losses during the first nine months of 2011, a 46.9% decrease from the same period in 2010. The lower provision for the nine months of 2011 was due to a lower level of charge-offs during the period as compared to the nine months of 2010 as well as a modest decrease in total loans. Although the Company did not have the volume of charge-offs in the first nine months of 2011 as it did in the same period in 2010, the Company made the provision to the allowance for loan losses during the first nine months of 2011 due to an increase in nonperforming loans from $4.2 million at December 31, 2010 to $4.4 million at September 30, 2011, and in recognition of further deterioration in qualitative economic factors affecting the Bank’s general market area. Net charge offs were $186,619 for the nine months ended September 30, 2011 compared to $495,125 for the comparable period in 2010.

The Company continues to pursue recovery of the loans charged off during preceding years. The Company has not originated and does not hold sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

The following table sets forth the non-interest income for the three and nine months ended September, 2011 as compared to the three and nine months ended September 30, 2010:

	Non-Interest Income for the three months				Non-Interest Income for the nine months
	ended September 30,				ended September 30,
	2011		2010		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Service charges on deposit accounts	$299	91.1%	$300	70.6%	$892	85.9%	$863	83.1%
Gain on sale of foreclosed assets	0	0.0%	98	23.1%	61	5.9%	98	9.5%
Other miscellaneous income	9	2.8%	6	1.5%	25	2.4%	21	2.0%
Dividend income from restricted stock	3	0.8%	3	0.7%	8	0.8%	4	0.4%
Income from bank owned life insurance	17	5.3%	18	4.1%	52	5.0%	52	5.0%
Total non-interest income	$328	100.0%	$425	100.0%	$1,038	100.0%	$1,038	100.0%
As an annualized percentage of
average earning assets		1.4%		1.7%		1.5%		1.4%

Non-interest income was $327,655 for the three months ended September 30, 2011 as compared to $424,989 for the three months ended September 30, 2010, a 22.9% decrease. For the first nine months of 2011, non-interest income increased 0.1% to $1,038,768 compared to $1,037,752 for the same period in 2010. Total annualized non-interest income as a percentage of average earning assets were 1.4% and 1.5% for the three and nine months ended September 30, 2011, respectively, compared to 1.7% and 1.4% for the three and nine months ended September 30, 2010, respectively.

Gain on sale of foreclosed assets was $61,151 in the nine months of 2011, compared to $198,288 in the third quarter of 2010.

Dividend income from restricted stock decreased $178, or 6.0%, in the third quarter and increased $3,924, or 88.8%, in the nine months of 2011 in comparison to the same periods in 2010. This is a result from an accrual reversal of stock dividends receivable from Pacific Coast Bankers’ Bank in the third quarter of 2010.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees on deposit accounts consist of periodic service charges and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges decreased $1,925 or 0.6% to $298,241 for the three months ended September 30, 2011 and increased $30,010 or 3.5% to $892,317 for the nine-month period ended September 30, 2011 compared to $300,166 and $866,307 for the three and nine month periods, respectively,  ended September 30, 2010. The decrease in the quarter was attributable to a decrease in returned items during the quarter, therefore, decreasing the related charges, while the year-to-date increase was primarily attributable to increased analysis charges and returned item charges, which in turn was caused by an increase in the average balance of non-interest bearing deposits. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived. Therefore, as the number of accounts increases, the nominal service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010:

	Non-Interest Expense for the quarter ended				Non-Interest Expense for the nine months
	September 30				September 30
	2011		2010		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$539	53.2%	$544	49.4%	$1,647	52.2%	$1,638	53.1%
Occupancy and equipment	99	9.8%	125	11.3%	326	10.4%	316	10.3%
Data and item processing	87	8.6%	91	8.2%	278	8.8%	263	8.5%
Deposit products and services	16	1.6%	27	2.4%	34	1.1%	77	2.5%
Legal and other professional fees	109	10.8%	107	9.7%	311	9.9%	192	6.2%
Regulatory assessments	26	2.6%	56	5.1%	177	5.6%	162	5.3%
Advertising and marketing	15	1.5%	16	1.4%	42	1.3%	45	1.5%
Directors’ fees and expenses	17	1.7%	17	1.5%	54	1.7%	51	1.7%
Printing and supplies	13	1.3%	20	1.8%	35	1.1%	55	1.8%
Telephone	9	0.9%	11	1.0%	27	0.9%	29	0.9%
Insurance	11	1.1%	10	0.9%	30	1.0%	28	0.9%
Reserve for undisbursed lines of credit	(2)	-0.2%	(1)	-0.1%	(6)	-0.2%	5	0.2%
Other expenses	72	7.1%	82	7.4%	194	6.2%	218	7.1%
Total non-interest expenses	$1,011	100.0%	$1,105	100.0%	$3,149	100.0%	$3,079	100.0%
Non-interest expense as an annualized percentage of average earning assets		4.4%		4.3%		4.5%		4.1%
Core efficiency ratio		84.4%		83.0%		83.4%		79.5%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.4% from 4.3% for the three months ended September 30, 2011 as compared to three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, these percentages were 4.5% and 4.1%, respectively. Total annualized non-interest expense as a percentage of average assets increased due to the decrease in average earning assets.

The overhead efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other unusual gains/losses excluded from the equation. Because of the decline in net interest plus other income and the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 84.4% for the third quarter of 2011 from 83.0% for the third quarter of 2010. The efficiency ratio increased in the most recent nine month period to 83.4%, compared to 79.5% for the same period in 2010.

Non-interest expenses were $1,011,489 for the three months ended September 30, 2011 as compared to $1,105,290 for the three months ended September 30, 2010, an 8.5% decrease. Non-interest expenses increased $69,428 to $3,148,761 for the nine months of 2011 compared to the same period in 2010. The largest component of non-interest expense was salaries and benefits expense of $538,909 for the third quarter and $1,647,203 for the nine months of 2011 compared to $543,501 and $1,637,951 for the same periods in 2010, representing an 0.8% decrease and a 0.6% increase, respectively.

Legal and other professional fees increased 1.4% and 62.2% or $1,486 and $119,266, respectively, during the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings.

Regulatory assessments expense decreased $30,438 or 53.9% in the third quarter of 2011 versus 2010 due to anticipated increased assessment rates that were accrued and reversed as the increase did not materialize. Regulatory assessments increased $15,179 or 9.4% in the nine months of 2011 versus 2010 due to increased assessment rates.

Other components of non-interest expense that affected the changes were occupancy and equipment expenses which decreased $25,676 for the three month period ended September 30, 2011 compared to the same period in 2010, due to the differences between rental expense in 2010 and depreciation expense in 2011 for the Company’s recently-purchased main office. Occupancy and equipment expenses increased $9,656 for the nine month period ended September 30, 2011 compared to the same period in 2010, due to the opening of the Rancho Cucamonga Branch in April 2010. The prior year would include only six months occupancy expense, while 2011 includes nine months occupancy expense for the new facility. Data and item processing expenses decreased slightly by $4,616, or 5.11% for the comparable three month and $14,729, or 5.6% for the comparable nine month period due to the additional branch.

Other expenses decreased $29,974 to $109,044 in the third quarter of 2011, and decreased $101,033 to $282,784 in the nine months of 2011 due primarily to decreases in expenses paid for accounts on analysis, other real estate owned, and other lending expenses.

Provision for Income Taxes

Income tax expenses of $64,146 and $131,997 were recorded for the third quarter and the nine months ended September 30, 2011, respectively, representing approximately 34.8% and 32.6% of pre-tax income for the third quarter and nine months ended September 30, 2011, respectively. In comparison, income tax expenses of $115,361 and $114,325 were recorded for the third quarter and the nine months ended September 30, 2010, respectively, representing approximately 37.3% and 31.4% of pre-tax income. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General

Total assets decreased by 6.8% from $113.9 million to $106.2 million between December 31, 2010 and September 30, 2011. The decrease in total assets was caused by a decline in loans as well as the liquidation of interest-bearing deposits in banks to pay off higher-interest CD deposits and money market accounts. The Company experienced a decrease in interest-earning assets of 8.7% to $92.6 million in the nine months of 2011, primarily in investment securities and due from banks time which decreased to $25.5 million at September 30, 2011, compared to $36.2 million at December 31, 2010. The Bank reduced the level of interest bearing deposits and related assets which enabled the Bank to enhance its capital ratios pending a capital raiseby the Company, which is expected to commence in the fourth quarter of 2011. See "Recent Developments - Pending Capital Raise". Total deposits decreased from $103.0 million on December 31, 2010 to $94.9 million on September 30, 2011, a 7.8% decrease. Noninterest-bearing deposits increased to $44.7 million at September 30, 2011, an increase of $2.8 million or 6.7% from December 31, 2010. Total interest-bearing deposits decreased from $61.1 million at December 31, 2010 to $50.2 million at September 30, 2011, a 17.8% decrease in the nine months of 2011. The ratio of non-interest bearing deposits to total deposits increased from 40.7% at December 31, 2010 to 47.1% at September 30, 2011.

Loan Portfolio

During the nine months ended September 30, 2011, the Company’s loan portfolio, net of unearned loan fees, decreased by $3.6 million to $56.9 million at September 30, 2011, compared to $60.5 million at December 31, 2010. The Company experienced moderate declines in balances of real estate secured and commercial loans. The largest loan category at September 30, 2011 was real estate loans, which consist of commercial and consumer real estate loans, and represent 85.9% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at September 30, 2011 was commercial loans, constituting 12.9% of the loan portfolio.

The composition of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 is set forth below:

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage

Real estate	$48,869	85.9%	$51,460	85.0%
Commercial	7,350	12.9%	8,411	13.9%
Installment	666	1.2%	649	1.1%
Gross loans	$56,885	100.0%	$60,520	100.0%

The average yield on the loan portfolio as of September 30, 2011 was 6.87% and the weighted average contractual term of the loan portfolio is approximately six years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At September 30, 2011, approximately 67.5% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At September 30, 2011 and December 31, 2010, the Company had $3.4 million and $3.8 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At September 30, 2011 the Company had one unadvanced standby letter of credit for $82,804, while at December 31, 2010, the Company had none.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they are deemed to be impaired, that is, when it is probable, based on current information and events, that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of September 30, 2011, all of the Company’s TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

	September 30	December 31	September 30
	2011	2010	2010
	($ in thousands)
NON-ACCRUAL LOANS: 1
Real estate	$2,955	$3,096	$1,440
Commercial	1,399	1,071	85
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	4,354	4,167	1,525

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

TOTAL NONPERFORMING LOANS	4,354	4,167	1,525
OREO	439	517	1,035

TOTAL NONPERFORMING ASSETS	$4,793	$4,684	$2,560
Nonperforming loans as a percentage of total loans 2	7.65%	6.89%	2.57%
Nonperforming assets as a percentage of total loans and OREO	8.36%	7.67%	4.24%

1Additional interest income of approximately $255,300, $69,500, and $11,300 respectively, would have been recorded for the periods ended September 30, 2011, December 31, 2010, and September 30, 2010 if the loans had been paid or accrued in accordance with original terms.
2Total loans are gross loans, which excludes the allowance for loan losses, and is net of unearned loan fees.

At September 30, 2011, the Company had two restructured loans totaling $1,678,885 which were partially charged off and the remaining balance of $1,319,470 is on non-accrual status. Twelve additional loans totaling $3,034,601 are on non-accrual status. As of September 30, 2011, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans, with the exception of one loan totaling $277,012, were current. At September 30, 2011, the Company had one foreclosed property (OREO) in the amount of $439,317.

At December 31, 2010, the Company had one foreclosed property in the amount of $516,534 and 11 loans on non-accrual status totaling $4,167,573.  The Company’s nonperforming assets at December 31, 2010 were 7.67% of the total loans and OREO. This ratio increased to 8.36% at September 30, 2011 due to the growth in nonperforming loans.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,537,195 at September 30, 2011, $1,442,153 at December 31, 2010, and $1,312,397 at September 30, 2010. The ratios of the allowance for loan losses to total loans at September 30, 2011, December 31, 2010, and September 30, 2010 were 2.70%, 2.38%, and 2.21% respectively.

The table below summarizes, as of and for the three and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	As of and for the		As of and for the
	Quarter Ended		Nine-Month Period Ended		Year Ended
	September 30		September 30		December 31,
	2011	2010	2011	2010	2010
	($ in thousands)
Balances:
Average total loans outstanding during period	$58,679	$60,019	$59,425	$60,651	$60,679
Total loans outstanding at end of the period	$56,885	$59,297	$56,885	$59,297	$60,520
Allowance for loan losses:
Balance at the beginning of period	$1,462	$1,313	$1,442	$1,278	$1,278
Provision charged to expense	2	16	282	530	770
Charge-offs
Commercial loans	1	4	145	153	263
Commercial real estate loans	0	21	116	355	355
Installment loans	0	0	0	0	0
Total	1	25	261	508	618
Recoveries
Commercial loans	17	8	17	12	12
Commercial real estate loans	57	0	57	0	0
Installment loans	0	0	0	0	0
Total	74	8	74	12	12
Net loan chage-offs (recoveries)	(73)	17	187	496	606
Balance	$1,537	$1,312	$1,537	$1,312	$1,442

Ratios:
Net loan charge-offs to average total loans	-0.12%	0.03%	0.31%	0.82%	1.00%
Provision for loan losses to average total loans	0.00%	0.03%	0.47%	0.87%	1.27%
Allowance for loan losses to total loans at the end of the period	2.70%	2.21%	2.70%	2.21%	2.38%

Allowance for loan losses to non-performing loans	35.30%	86.03%	35.30%	86.03%	34.60%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	-4.74%	1.30%	12.14%	36.47%	42.03%
Net loan charge-offs (recoveries) to provision for loan losses	-3279.51%	106.25%	66.26%	93.11%	78.77%

The ratio of the ALLL to nonperforming assets declined at September 30, 2011 as compared with September 30, 2010, which was caused by a relatively large number of loans being reclassified as nonaccrual in the fourth quarter of 2010. There was a proportionately smaller increase in the ALLL in relations to the increase in nonperforming loans because the nonperforming loans were largely current and well secured, and thus did not require as much of a provision for loan loss as could otherwise be the case. Each of the reclassified loans has been examined under FAS 114 guidelines, to determine collateral sufficiency to insure full principal repayment. In certain circumstances, a portion of the loan has been charged off to a level where the underlying collateral would be sufficient to insure full repayment. After having taken the charge-off, or gained reasonable assurance of collateral sufficiency with no charge-off taken, no additional loss provision would be necessary.

While Management believes that the amount of the allowance at September 30, 2011 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at September 30, 2011 was $14.1 million having a tax equivalent yield of 3.20%. This compares to an investment portfolio of $17.0 million at December 31, 2010 having a 3.14% tax equivalent yield. The primary category of investment in the portfolio at September 30, 2011 was mortgage-backed securities. At September 30, 2011, approximately 10% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or Constant Maturity Treasury (CMT). Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$433	$438	$435	$437
Federal agency	2,500	2,527	2,500	2,538
Mortgage-backed securities	7,511	7,787	9,137	9,243
Corporate bonds	30	31	82	84
Total held to maturity	10,474	10,783	12,154	12,302

Available for sale:
Municipal	789	789	754	754
Mortgage-backed securities	2,511	2,511	3,953	3,953
Total available for sale	3,300	3,300	4,707	4,707
Total	$13,774	$14,083	$16,861	$17,009

There were no material changes since December 31, 2010 in the maturities or repricing of the investment securities.

Deposits

Total deposits decreased $8.1 million or 7.8% to $94.9 million at September 30, 2011 from $103.0 million at December 31, 2010 due to the decrease in interest-bearing deposit balances, partly offset by a modest increase in demand deposits. Interest-bearing deposits decreased $10.9 million or 17.8% to $50.2 million at September 30, 2011 from $61.1 million at December 31, 2010. This was done by design to eliminate higher yielding deposits. Demand deposits increased $2.8 million or 6.7% to $44.7 million at September 30, 2011 from $41.9 million at December 31, 2010. The ratio of non-interest bearing funds to total deposits was 47.1% at September 30, 2011 and 40.7% at December 31, 2010.

A comparative distribution of the Company’s deposits at September 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

.
	Distribution of Deposits and Percentage Composition

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$44,706	47.0%	$41,910	40.8%
NOW	1,217	1.3%	1,697	1.6%
Savings	1,671	1.8%	2,085	2.0%
Money market	29,667	31.3%	34,545	33.5%
Time deposits < $100,000	4,998	5.3%	6,377	6.2%
Time deposits ≥ $100,000	12,656	13.3%	16,386	15.9%
	$94,915	100.0%	$103,000	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months and nine months ended September 30, 2011 and 2010 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” tables appearing in a previous section titled “Net Interest Income and Net Interest Margin.” At September 30, 2011 and December 31, 2010, the Company had deposits from related parties representing 8.1% and 5.5% of total deposits of the Company, respectively. Further, at September 30, 2011 and December 31, 2010, deposits from escrow companies represented 13.3% and 12.0% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2011 and December 31, 2010 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand-by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Stockholders’ Equity

Total stockholders’ equity was $7.3 million at September 30, 2011 and $7.0 million at December 31, 2010. There was an overall increase of $281,839 due to the following: net income increased retained earnings by $273,474, and the change in the unrealized gain on investment securities available for sale increased accumulated other comprehensive income by $8,365.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2011, the Company’s liquid assets totaled approximately $29.5 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.8%. At December 31, 2010, the Company’s liquid assets totaled approximately $31.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 27.9%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of at least 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Union Bank of California, $3.5 million at Pacific Coast Bankers’ Bank and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $25.3 million at September 30, 2011.

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

As discussed in Note 7 to the consolidated financial statements herein, the Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. $2.2 million of the Company’s subordinated note was included in Tier 1 capital at September 30, 2011 and the remainder was included in Tier 2 capital.

The Bank has agreed with the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%.  The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 16.16% and 14.88% at September 30, 2011, compared to 14.48% and 13.22%, respectively at December 31, 2010. At September 30, 2011 and December 31, 2010, the Bank’s Leverage Capital Ratios were 9.83% and 8.80%, respectively

Under the Federal Reserve Board’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of September 30, 2011, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 16.15% and 13.89%, respectively, and its Leverage Capital ratio was 9.19%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(unaudited)

			Minimum Requirement
	September 30, 2011	December 31, 2010	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	16.15%	14.72%	10.00%
Tier 1 capital to total risk-weighted assets	13.89%	12.43%	6.00%
Tier 1 leverage ratio	9.19%	8.28%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	16.16%	14.48%	10.00%
Tier 1 capital to total risk-weighted assets	14.88%	13.22%	6.00%
Tier 1 leverage ratio	9.83%	8.80%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, declines in interest rates would cause a slight increase in net interest income because over 80% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.2%. At September 30, 2011, approximately 67.5% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 16.7% of all fixed rate loans at September 30, 2011 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of September 30, 2011, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$(13)	$30	$68	$158	$295	$423
% Change	-0.35%	0.80%	1.82%	4.22%	7.89%	11.31%

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

The table below shows estimated changes in the Company’s EVE as September 30, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000’s)	$7,303	$4,661	$2,079	$(1,239)	$(3,042)	$(4,937)
% Change	77.1%	49.2%	22.0%	-13.1%	-32.1%	-52.1%

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
5 Included in Note 9 to the Consolidated Financial Statements included herein.
6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2011	CHINO COMMERCIAL BANCORP

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)