Form 10-K
period 2011-12-31
Chino Commercial Bancorp
filed 2012-03-30
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐ Yes  ☑ No

The registrant’s revenues for its most recent fiscal year were $5,666,900.

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.6 million, based on the closing price reported to the registrant on that date of $9.00 per share. Shares of common stock held by each executive officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 12, 2012, there were 828,212 shares of Chino Commercial Bancorp Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2012 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

The Company’s principal source of income has historically been dividends from the Bank, though payment of such dividends currently requires prior regulatory approval or non-objection due to a Formal Agreement between the Bank and the Comptroller of the Currency (the “OCC”) and an informal agreement between the Company and the Federal Reserve Bank of San Francisco (see “Recent Developments – Regulatory Matters”), and the Bank did not pay dividends to the Company in 2011. The Company may also explore supplementary sources of income in the future. The expenditures of the Company, include (but are not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2011, the Company had consolidated assets of $109.7 million, deposits of $98.1 million and shareholders’ equity of $7.5 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

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

The Bank provides a wide variety of lending products for both businesses and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, construction loans, accounts receivable financing, working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estate loans, and home mortgages. As of December 31, 2011, the Company had total assets of $109.7 million and net loans of $55.2 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 81.3% of the Company’s loan portfolio as of December 31, 2011; and commercial loans, which constituted 17.6%, of the Company’s loan portfolio as of December 31, 2011.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally-managed, independently-operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings accounts (including money market demand accounts), certificates of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services. The $98.1 million in deposits at December 31, 2011 included $47.2 million in non-interest bearing deposits and $50.9 million in interest-bearing deposits, representing 48.1% and 51.9%, respectively, of total deposits. As of December 31, 2011, deposits from related parties represented approximately 5.9% of total deposits of the Bank. See “RISK FACTORS – significant concentration of deposits with related parties.” Further, at December 31, 2011, 10.2% of the Company’s business is affected by deposits that were from escrow companies. See “RISK FACTORS—The Company’s business is affected by a significant concentration of deposits within one industry.”

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

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and has continued to maintain ratios above the required minimums since that time. As of December 31, 2011 the Bank’s Leverage Capital Ratio was 9.81% and its Total Risk-Based Capital Ratio was 16.51%.

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

The Bank’s Board of Directors and management have taken numerous steps to comply with the provisions of the Formal Agreement, including preparing, revising, and submitting and implementing the various policies, plans and procedures referenced in the Formal Agreement; obtaining a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; and adding Michael Di Pietro as a new independent director, after receiving supervisory non-objection from the OCC. Mr. Di Pietro is a practicing CPA with the requisite experience required by the Formal Agreement. While the Bank believes that it has addressed all items and taken the necessary actions to achieve substantial compliance, formal determinations of compliance can only be made by the regulatory authorities, and the Bank is awaiting response from the OCC as to acceptance or any additional actions that many be required to clear certain outstanding items.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any capital distributions or payments on trust preferred securities, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

The Company’s Board of Directors and management have also taken various actions to ensure compliance with the MOU. The Company believes that it is in substantial compliance with the MOU, although formal determinations of compliance can only be made by the regulatory authorities.

Pending Capital Raise. On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share of common stock and the Company proposed to offer up to 224,494 shares, plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The shareholder rights were extended to and expired on February 22, 2012. The offering to the public commenced on February 23, 2012 and will expire on March 31, 2012 unless extended. A partial closing of the offering occurred on March 8, 2012, for a total of 78,572 shares, representing gross proceeds from shareholder rights subscriptions totaling $436,118, and subscriptions from investors in the public offering totaling $349,900. Net proceeds of $667,866 after deduction of offering expenses was booked to capital at that time. It is anticipated that a majority of the proceeds of the offering will be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC. See "- Regulatory Matters" immediately above.

Mandatorily Convertible Notes to Directors. On September 16, 2011 the Company issued mandatorily convertible notes to certain directors in the aggregate principal amount of $65,000 in order to enable the Company to meet its cash flow needs for operating expenses pending the conclusion of at least the rights portion of the offering without requiring the Bank to issue dividends. The notes were interest-free and were converted into shares of common stock in the offering on a shareholder subscription rights basis on March 8 2012, for an aggregate purchase of 13,169 shares (including bonus shares).

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

Market Area and Competition

The banking business in California in general, and specifically in our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, particularly with the relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled banks in recent years. There are also many unregulated companies competing for business in our markets with financial products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

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

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet-based companies. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to offer services that previously were considered traditional banking products, and we have witnessed increased competition from specialized companies, including those that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition is also impacted by federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, enacted in 2000, made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, which further intensified competitive conditions.

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

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills, Ontario and Rancho Cucamonga. This primary service area is currently served by approximately 21 competing banks represented by 36 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2011, the Company had 30 full-time and two part-time employees. Of these individuals, eight were officers of the Bank holding titles of Assistant Vice President or above.

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations and guidance and their effects on the Company and the Bank and is qualified in its entirety by such statutes, regulations and guidance, all of which are subject to change in the future.

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

In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability. As of December 31, 2011, TRUPS made up approximately 25% of the Company’s Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include its TRUPS in Tier 1 capital to the extent permitted by FRB guidelines. See “Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans or construction and land development loans. In addition, the Bank has agreed to the OCC establishing a minimum Total Risk-Based Capital Ratio for the Bank of not less than 12.0% (see “Recent Developments – Regulatory Matters” above). As of December 31, 2011 and 2010, the Bank’s Total Risk-Based Capital Ratios were 16.51% and 14.48%, respectively, and its Tier 1 Risk-Based Capital Ratios were 15.24% and 13.22%, respectively. As of December 31, 2011 and 2010, the consolidated Company’s Total Risk-Based Capital Ratios were 16.44% and 14.72%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.26% and 12.43%, respectively.

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

The OCC and the FRB also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. In addition, the Bank has agreed to the OCC establishing a minimum Leverage Capital Ratio for the Bank of not less than 9.0% (see “Recent Developments – Regulatory Matters” above). As of December 31, 2011 and 2010, the Bank’s Leverage Capital Ratios were 9.81% and 8.80%, respectively, and the consolidated Company’s Leverage Capital Ratios were 9.19% and 8.28%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2011 and 2010.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2011 and 2010, the Bank was deemed “well capitalized” for regulatory capital purposes, and the Bank’s capital ratios at December 31, 2011 also exceeded the higher minimum capital ratios for the Bank which the Bank agreed to the OCC establishing (see “Recent Developments – Regulatory Matters” above). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•	a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;
•	authorization for financial institutions to pay interest on business checking accounts,
•	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base is no longer the institution’s deposit base, but instead, is its average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less, and larger banks proportionately more, of the aggregate insurance assessments;
•	the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but may nonetheless affect smaller banks due to competitive factors;
•	the creation of a Bureau of Consumer Financial Protection within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;
•	provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, and executive compensation disclosures and compensation claw-backs; and
•	the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies (except for small bank holding companies such as the Company with assets of less than $500 million), and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions enable the Company’s trust preferred securities to remain eligible as Tier 1 capital);
•	codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;
•	the elimination of remaining barriers to de novo interstate branching by banks; and
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”).

Dodd-Frank also contains a number of additional provisions which should not directly impact the Company, such as the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced prudential standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more. However, various of these provisions could have some indirect impact due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s effect on the financial services industry in general, and on the Company in particular, is uncertain at this time. However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits, and projected enhanced consumer compliance requirements. Our management is actively reviewing the provisions of Dodd-Frank and assessing its probable impact on our business, financial condition, and results of operations. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but may indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We generally anticipate that changes required by Dodd-Frank will impact our profitability and business practices to some extent, and that we may be required to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue will be collected by the FDIC as under the previous structure.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Our prepaid assessment, a non-earning asset, was $139,500 and $282,240 as of December 31, 2011 and 2010, respectively. Until such time as our prepaid FDIC assessment is fully utilized, our accounting offset for FDIC assessment expense is the prepaid assessment rather than cash.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recent levels. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but is currently 0.66 basis points of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”) imposed requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve's Regulation E (which was updated effective January 2010 with an mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that banks mitigate the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by these regulatory changes resulted in decreased overdraft income in 2011 and could have a further adverse impact on the Company’s non-interest income in the future.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not engage in predatory lending and thus does not expect these rules and potential state action in this area to have any impact on its financial condition or results of operations.

Consumer Financial Protection and Other Consumer Laws and Regulations

Dodd-Frank created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a “consumer financial product or service” and has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Bank.

The powers of the CFPB currently include:

•	The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.
•	Primary enforcement and exclusive supervision authority with respect to federal consumer financial laws over “very large” insured institutions with assets of $10 billion or more. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
•	The ability to require reports from institutions with assets under $10 billion, such as First Midwest, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
•	Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

The CFPB officially commenced operations on July 21, 2011 and engaged in several activities throughout the remainder of the year including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

Some uncertainty has arisen related to confidential treatment and privilege and the CFPB's ability to require reports from financial institutions. Banks currently have express legal protection that gives them the confidence and legal certainty to provide confidential “privileged” documents at the request of the federal banking agencies, and the current law provides that a bank does not “waive” confidentiality and risk disclosure of the information to an outside party, potentially involved in litigation with the bank, by providing the information to its regulator. The CFPB does not have the same express statutory protections relating to privilege that the other banking agencies are given.

The full extent of the CFPB’s authority and potential impact on the Bank is unclear at this time, but the Bank continues to monitor the CFPB’s activities on an ongoing basis.

The Bank is already subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

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

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company is currently participating in the transaction account guarantee program but does not participate in the senior unsecured debt portion of the TLGP. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act has extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions are required to participate in this extended guarantee program. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge was applied to deposit amounts in excess of $250,000 through December 31, 2010, and a risk-based surcharge of between 15 and 25 basis points was applied beginning January 1, 2010.

Interstate Banking and Branching

The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches. In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act. A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office, or (ii) establishing a de novo branch in California. It appears that the Interstate Banking Act and related California laws have contributed to the accelerated consolidation of the banking industry, with many large out-of-state banks having entered the California market as a result of this legislation.

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

Highlights of the Guidance include the following:

•	The Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.
•	The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.
•	The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.
•	The agencies recognize that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.
•	Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.
•	As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

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

Risks Relating to our Bank and to the Business of Banking in General

The Bank has entered into a Formal Agreement with the OCC, and the Company has entered into an MOU with the FRB, and both entities may be subject to future additional regulatory restrictions and enforcement actions if they fail to comply with such regulatory agreements or if their financial condition should further deteriorate. As discussed above under “Item 1, Business – Recent Developments – Regulatory Matters,” the Bank and the Company have entered into a Formal Agreement and an MOU, respectively, with their respective regulatory agencies to facilitate improvement in their financial condition, and while the Bank and the Company have taken various actions to comply with these agreements, they have not yet achieved full compliance. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the regulatory agencies have the authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or is otherwise operating in an unsafe and unsound manner. The corrective actions may include, but are not limited to, requiring the Company or the Bank to enter into formal enforcement orders, including written agreements or consents or cease and desist orders, or more drastic measures should circumstances warrant.

In light of the current challenging operating environment, along with our elevated level of nonperforming and adversely classified assets, we are subject to increased regulatory scrutiny as a result of the potential risk of loss in our loan portfolio in the form of the regulatory agreements described above. If we fail to comply with the terms of such agreements or if our business or financial condition worsens, future corrective actions could require us to limit our lending activities and reduce our levels of certain categories of loans and classified or nonperforming assets within specified timeframes, which might prevent us from maximizing the price which might otherwise be received for any underlying properties. In addition, future corrective action could require us to, among other things, increase our allowance for loan losses, further increase our capital ratios, or enter into a strategic transaction, whether by merger or otherwise, with a third party.

In addition, the OCC has the power to deem the Bank only adequately capitalized even though its capital ratios meet the well capitalized standard. In such event, the Bank would be prohibited from using “brokered” deposits as defined by applicable regulations. While the Bank has never used deposits obtained from brokers, such a restriction would mean that the rates the Bank could pay on deposits would be limited to market rates as determined by the FDIC, potentially adversely affecting our liquidity. The terms of any such corrective action could have a material adverse effect on our business, our financial condition and the value of our common stock.

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was in recession, and the recovery since that time has been sluggish. Business activity across a wide range of industries and regions in the U. S. was greatly reduced and remains at subdued or recessionary levels in many parts of the country. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans. Our total non-performing assets were $ 4.0 million at December 31, 2011, compared to $4.7 million at December 31, 2010 and $1.5 million at December 31, 2009, representing 7.1%, 7.5% and 2.5% of total gross loans and OREO at December 31, 2011, 2010 and 2009, respectively. Non-performing loans decreased to $3.6 million at December 31, 2011 compared to $4.2 million at the previous year end, but increased from $1.5 million at December 31, 2009. OREO decreased to $439,000 at December 31, 2011 from $517,000 at December 31, 2010, but increased from $25,000 at December 31, 2009.

The California economy, and economic conditions in the Inland Empire of Southern California where the majority of the Company’s assets and deposits are generated, have been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. While California’s unemployment rate was 11.1%, and the Inland Empire’s unemployment rate was 12.2% at December 31, 2011.

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

If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	a continued lack of demand for loans or other products and services offered by us;
•	a continued decline in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of our investment securities; and
•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Concentrations of real estate loans could subject the Company to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2011, $46.2 million or 81.3% of our loan portfolio consisted of real estate loans, most of which are secured by real property in California. Of this amount, $43.8 million represented loans secured by commercial real estate, and $2.4 million represented loans secured by single family residences. Total non-performing assets decreased to $4.0 million at December 31, 2011, compared to $4.7 million at December 31, 2010, but increased from $1.5 million at December 31, 2009. Non-performing loans decreased to $3.6 million at December 31, 2011 compared to $4.2 million at the previous year end, but increased from $1.5 million at December 31, 2009.Non-performing assets represented 7.1%, 7.7%, and 2.5% of total gross loans and other real estate owned at December 31, 2011, 2010, and 2009, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase

The Inland Empire residential real estate market experienced significant deflation in property values during 2008 and 2009, with little change from recessionary lows in 2010 and 2011, and foreclosures have occurred at relatively high rates since the beginning of the recession. If residential real estate values slide further, and/or if this weakness further impacts commercial real estate, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material adverse effect on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators now give commercial real estate or “CRE” loans extremely close scrutiny, due to risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, and the Bank is subject to higher than standard capital requirements. See “Item 1 – Business – Recent Developments – Regulatory Matters” above.

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

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been identified. Changes in economic, operating and other conditions, including changes in interest rates, deteriorating values in underlying collateral (most of which consists of real estate), and the financial condition of borrowers, which are beyond our control, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. In addition, the Comptroller, as part of its supervisory function, periodically reviews our allowance for loan losses. The Comptroller may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management. Any increase in the allowance required by the OCC could also reduce our earnings.

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

The Company’s expenses have increased and are likely to continue to increase as a result of higher FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below 1.35%. Recent bank failures have depleted the deposit insurance fund balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopts a new assessment base and establishes new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009 and required the prepayment of three years of FDIC insurance premiums at the end of 2009. The prepayments were designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Any further significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2011 and 2010, deposits from escrow companies represented 10.2% and 7.9% of the Company’s total deposits, respectively. Four escrow companies accounted for 7.7% of total deposits at December 31, 2011. Further, approximately 47.7% of all deposits from escrow companies at December 31, 2011, representing 4.9% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company.  Since 2007, the escrow industry has suffered a downturn due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time.  The deposits from escrow companies in the Company increased from $8.1 million at December 31, 2010 to $10.0 million at December 31, 2011, while total deposits decreased by $4.9 million during that same time period.  A reduction in escrow deposits could have an adverse effect on the Company’s financial condition and earnings, although a decrease in the percentage of escrow deposits as a percentage of the total, together with our strong liquidity posuition and low loan-to-deposit ratio, has reduced this future risk to a considerable extent. See also Notes 11 and 17 to the consolidated financial statements in Item 8 herein.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact these requirements will have on our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	a material negative impact on our cost of funds when market interest rates increase, if pursuant to the authorization for financial institutions to pay interest on business checking accounts we decide to offer such a product on a broad scale for competitive reasons;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we charge;
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching; and
•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

The recent repeal of the prohibition on payment of interest on business demand deposits could increase our interest expense. All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were allowed to offer interest on demand deposits to compete for clients. Because of the current low interest rate environment, the rates offered by competing financial institutions have not posed a competitive threat to our business We do not offer, and have no current plans to offer, interest-bearing demand deposit accounts. However, in the event of rising interest rates or irrational competition, as competitive pressures change, it may become competitively necessary to offer such accounts. As a result our interest expense may increase and our net interest margin may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our non-interest income has historically come from overdraft fees and returned item charges, and regulatory oversight in this area may substantially decrease our income from such fees. In November 2010, the FDIC final supervisory guidance with respect to automated overdraft protection programs. This guidance, as well as additional proposals under consideration, could limit our flexibility with regard to allowing and charging for consumer overdrafts and returned items and may materially reduce our non-interest income in the future, thus adversely affecting our results of operations. Our overdraft policies are also subject to the provisions of our Formal Agreement with the OCC, which could further limit such flexibility. In 2011we recorded $12,309 in overdraft charges, a reduction of 51.4% compared to $25,327 recorded in 2010. Returned item charges decreased 6.1% to $728,441 in 2011 from $776,022 in 2010. While these reductions were slightly more than offset by other fee income in 2011, this may not be the case in the future, and any substantial net reduction in our service charge income could have a material adverse effect on our financial condition and results of operations.

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

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title. Approximately 81.3% of our loan portfolio at December 31, 2011 was secured by real estate. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

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

Among the factors that could affect our common stock price in the future are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by shareholders;
•	fluctuations in the stock price, trading volumes, and operating results of our competitors;
•	general market conditions and, in particular, market conditions for the financial services industry;
•	fluctuations in the stock price, trading volumes, and operating results of our competitors;
•	proposed or adopted regulatory changes or developments;
•	additional regulatory action against us;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

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

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves. We are also required under the terms of our MOU with the FRB to obtain regulatory approval prior to paying any dividends. In addition, as discussed in the next following risk factor, our ability to pay cash dividends to our shareholders is extremely dependent on the payment of dividends to us by our banking subsidiary, and such dividends are currently subject to severe restrictions. Moreover, we have elected to temporarily defer the payment of interest on our subordinated debt until the conclusion of our current stock offering, which is presently scheduled to expire on March 31, 2012 unless extended.  See “Item 1, Business – Recent Developments – Stock Offering.”  We have deferred a total of three quarterly payments, and are prohibited from paying dividends on our common stock until such interest payments have been brought current.  We anticipate requesting regulatory approval to bring such payments current as soon as practicable following the conclusion of the offering.  We are not aware of any reason that such approval should not be granted, although no absolute assurance can be given in this regard.

The Company relies heavily on the payment of dividends from the Bank. We are a legal entity separate and distinct from our banking subsidiary. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent on the Bank’s ability to pay dividends to us, as we have no other independent source of significant income. However, as a result of the Bank’s Formal Agreement with the OCC and banking regulatory requirements generally, the Bank is limited in its ability to pay cash dividends and must obtain prior regulatory approval in order to do so.

As a general matter, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the OCC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to us. Under the Bank’s Formal Agreement with the OCC and our MOU with the FRB, any dividends to be paid from the Bank to us will require the prior approval of both regulatory agencies. In addition, the Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. In order to augment the Bank’s capital levels and provide working capital for the Company, we commenced a stock offering in November 2011.  See “Item 1, Business – Recent Developments – Stock Offering” above.  It was not anticipated that regulatory approval to pay dividends would be granted until the Bank’s capital levels were comfortably in excess of the above ratios, and prior to the offering we did not have enough cash on hand to pay operating expenses and interest on our subordinated debt without receiving any dividends from the Bank.  Accordingly, we elected to temporarily defer payments of interest on our subordinated debt until the conclusion of the offering, and also issued convertible notes to certain directors to meet the our cash flow needs for operating expenses without the need to obtain dividends from the Bank, which notes were converted into common stock on March 8, 2012.  See “Item 1, Business – Recent Developments – Mandatorily Convertible Notes to Directors” above.

We effectuated a partial close of the offering on March 8, 2012, at which time the convertible notes referenced above were converted into common stock.  The gross proceeds of the offering to that date, totaling approximately $786,000, are currently in the Company’s capital account.  Following the close of the offering, we intend to downstream a portion of the net offering proceeds to the Bank as a capital contribution, and to retain the rest in order to meet our cash flow needs and debt service requirements.  The precise allocation of the proceeds has not yet been determined and is effectively subject to regulatory approval.  The extent of our reliance on dividends from the Bank in near term will depend largely on the determination of that allocation.

The Bank’s ability to pay dividends to us is also limited by the national banking laws. Further, whether dividends are paid and their frequency and amount will also depend on the Bank’s financial condition and performance, and the discretion of the Bank’s Board of Directors.

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

Your investment may be diluted because of the ability of management to offer stock to others and stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 10,000,000 shares of common stock, and as of December 31, 2011 we had 749,540 shares of our common stock outstanding. Nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Description of Properties

The Bank's main office and administrative headquarters as well as the Company’s principal offices are located at 14245 Pipeline Avenue, Chino, California. The Company purchased this property on July 1, 2010 at a purchase price of $2,202,421. Building improvements were completed in December 2010 and the cost of construction was $802,968. The two-story building consists of approximately 17,500 square feet of space. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building. The Company and the Bank moved into these new facilities on January 6, 2011.

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

In the opinion of Management, the Company’s properties are adequately covered by insurance.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

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

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2011 and 2010, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers. The table does not include shares purchased by the Company in privately negotiated repurchase transactions. See “Stock Repurchases” below. The Company commenced a rights offering of its common stock in November 2011 but did not issue the shares until March 2012 (see “Item 1, Business – Recent Developments – Stock Offering” above), and no subscriptions for shares received in the fourth quarter of 2011 are included in the table.

	Trades for		Approximate
	the Company's		Trading
	Common Stock		Volume
	High	Low

Year Ended December 31, 2011

Fourth Quarter	$11.99	$8.50	11,666
Third Quarter	$11.99	$10.00	12,964
Second Quarter	$11.55	$8.00	44,450
First Quarter	$13.25	$10.30	16,434

Year Ended December 31, 2010

Fourth Quarter	$14.50	$13.00	5,117
Third Quarter	$15.25	$13.30	10,407
Second Quarter	$16.00	$15.30	7,618
First Quarter	$17.00	$14.50	10,213

Holders

As of March 22, 2011 there were approximately 587 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 387 registered holders of record on that date, and there were approximately 200 beneficial holders whose shares are held under a street name.

Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, the Company’s ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank’s dividend practice, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time. In addition, the Bank has entered into a Formal Agreement with the OCC, and the Company has entered into an MOU with the FRB, pursuant to which both the Bank and the Company must obtain prior regulatory approval or non-objection to pay dividends. See “Item 1, Business – Recent Developments – Regulatory Matters” above. Moreover, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not pay any dividends or make any distributions with respect to its capital stock. The Company has elected to temporarily defer payments of interest on its subordinated debt securities pending the conclusion of its current stock offering, beginning with the payment which was due on September 15, 2011.

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. Prior to the holding company reorganization effective July 1, 2006, the Bank had not paid any cash dividends. The Company has not paid any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. In addition, as long as the MOU with the FRB remains in effect, the Company may not pay dividends to its shareholders, or receive dividends from the Bank, without the prior approval of the FRB. To the extent that the Company receives cash dividends from the Bank, the Company presently uses those funds, primarily, to service subordinated debt related to its trust preferred securities (see Note 22 to the consolidated financial statements in item 8) and to pay routine operating expenses. No assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future.

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

Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Comptroller has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by the Bank is also governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of any dividend which would constitute an unsafe and unsound banking practice. The Bank is also subject to higher than normal capital requirements and, under the terms of its Formal Agreement with the OCC, must receive the prior non-objection of the OCC to pay any dividends.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to its capital stock (see Note 10 to the consolidated Financial Statements in Item 8), and the Company has elected to temporarily defer such payments pending the conclusion of the current stock offering, beginning with the payment which was due on September 15, 2011. See “Item 1, Business – Recent Developments – Stock Offering” above.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	12,402	$10.58	0

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2011 and 2010, and for each of the years in the three year period ended December 31, 2011, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report.

	Selected Financial Date
	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$109,706	$113,914	$103,581	$83,393	$79,949
Investment securities held to maturity	9,653	12,154	2,292	3,167	3,873
Investment securities available for sale	2,972	4,707	5,568	8,792	7,339
Loans receivable, net	55,236	59,051	60,113	48,986	52,374
Allowance for loan losses	1,538	1,442	1,278	702	725
Deposits	98,104	103,000	92,288	70,998	70,397
Non-interest bearing deposits	47,189	41,910	35,872	32,601	42,271
FHLB advances	0	0	994	2,400	–
Subordinated notes payable to subsidiary trust	3,093	3,093	3,093	3,093	3,093
Shareholders’ equity	7,472	7,016	6,467	6,181	5,886
Selected Operating Data:
Interest income	4,319	4,988	4,877	4,399	5,146
Interest expense	596	1,095	1,152	973	976
Net interest income	3,723	3,893	3,725	3,426	4,170
Provision for loan losses	282	770	779	472	179
Net interest income after provision for loan losses	3,441	3,123	2,946	2,954	3,991
Non-interest income	1,348	1,507	1,106	1,093	935
Non-interest expense	4,118	4,195	3,535	3,574	3,714
Income tax expense	230	130	166	164	469
Net income	$441	$305	$351	$309	$743
Share Data:
Basic income per share	$0.59	$0.42	$0.50	$0.44	$1.02
Diluted income per share	$0.59	$0.42	$0.48	$0.41	$0.94
Weighted average common shares outstanding:
Basic	748,621	724,707	702,899	700,349	727,894
Diluted	750,421	727,690	735,419	750,115	788,842
Performance Ratios:[1]
Return on average assets	0.41%	0.27%	0.37%	0.40%	0.88%
Return on average equity	6.10%	4.61%	5.66%	5.32%	12.68%
Equity to total assets at the end of the period	6.81%	6.16%	6.24%	7.41%	7.36%
Net interest spread[2]	3.55%	3.32%	3.53%	3.58%	3.74%
Net interest margin[3]	3.97%	3.90%	4.41%	5.02%	5.53%
Average interest-earning assets to average interest-bearing liabilities	167.28%	152.86%	164.45%	200.89%	235.81%
Net loans to deposits at year end	56.30%	57.33%	65.14%	69.00%	74.40%
Core efficiency ratio[4]	82.20%	81.23%	73.48%	79.09%	72.75%
Non-interest expense to average assets	3.83%	3.68%	3.71%	4.62%	4.62%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, except per share data)

Regulatory Capital Ratios: [5]
Average equity to average assets	6.73%	5.82%	6.55%	7.13%	6.96%
Leverage capital	9.19%	8.26%	8.23%	10.37%	9.78%
Tier I risk-based	14.26%	12.39%	11.67%	13.57%	12.67%
Risk-based capital	16.44%	14.70%	14.24%	16.48%	15.72%
Asset Quality Ratios:[1]
Allowance for loan losses as a percent of gross loans receivable	2.71%	2.38%	2.08%	1.41%	1.36%

Net charge-offs to average loans held for investment	0.32%	1.00%	0.36%	0.96%	0.14%
Non-performing loans to total loans held for investment	6.35%	6.89%	2.43%	0.83%	n/a
Non-performing assets to total loans and OREO	7.07%	7.67%	2.47%	2.11%	n/a
Allowance for loan losses to non-performing loans	42.66%	34.60%	85.54%	65.92%	n/a

[1] Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
[2] Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

[3] Net interest margin represents net interest income as a percent of interest-bearing assets.
[4] Core efficiency ratio represents non-interest expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes gains on the sale of assets.

[5] For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation and Supervision – Capital Adequacy Requirements” in item 1 above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2011, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2011.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. Although Management believes the level of the allowance at December 31, 2011 was adequate to absorb losses inherent in the loan portfolio, a further decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time with any degree of certainty. For detailed information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2011 and December 31, 2010—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included under Item 8 – ”Financial Statements.”

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2011, the Company recorded net income of $441,401 compared with $305,301 for the year ended December 31, 2010, an increase of 44.6%. Net income in 2010 was $45,370 lower than 2009 net income of $350,671. Net income per basic share was $0.59 for 2011, as compared to $0.42 in 2010 and $0.50 in 2009. The Company’s Return on Average Equity was 6.10% and Return on Average Assets was 0.41% in 2011, compared 4.61% and 0.27%, respectively for 2010, and 5.66% and 0.37%, respectively in 2009.

The following are factors impacting the Company’s results of operations in recent years:

•	The provision for loan losses decreased to $281,719 for the year ended December 31, 2011, a decrease of 63.4%, compared to $769,752 for 2010. The decrease in the provision was due to a decrease in non-performing loans, a substantial decrease in net loan charge-offs in 2011 versus 2010 (see Financial Condition summary below), general contraction of the loan portfolio, and the substantial provisions made in 2010 as a result of reclassifications requiring FAS 114 analysis and lower FAS 5 pools reserves, which did not need to be repeated in 2011. The higher amounts posted to the loan loss provision in 2010 were also due to the increases in charged-off loans and in non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector. The substantial provision for loan losses of $779,048 in 2009 was due primarily to a substantial increase in loan receivable balances, the increase in non-performing loans, and deteriorated economic conditions.

•	Net interest income decreased by $169,491 or 4.4% in 2011 compared to 2010, and increased by $167,761 or 4.5% in 2010 compared to 2009. The decrease in 2011 in net interest income was due primarily to decreases in average loans and investments, offset by decreases in average interest-bearing liabilities. Average interest earning assets decreased by $6.0 million or 6.0% in 2011 compared to 2010 and increased by $15.2 million or 18.0% in 2010 compared to 2009. In 2011, average interest-bearing liabilities decreased $9.2 million or 14.1%, compared to 2010 and increased by $13.9 million or 26.9% in 2010, compared to 2009. The net interest margin declined from 4.41% in 2009 to 3.90% in 2010 due principally to a drop in the interest rates on interest earning assets, but increased to 3.97% in 2011 due to a relatively large decrease in interest-bearing liabilities.

•	Non-interest income decreased by $159,135, or 10.6%, in 2011 relative to 2010, and increased by $400,521, or 36.2%, in 2010 over 2009. Gain on the sale of foreclosed property totaled $61,151 in 2011 while the Company recorded a gain of $235,766 on the sale of foreclosed property in 2010 and a gain of $20,250 in 2009. An area of improvement in both years is the increase in service charges on deposits, which increased $6,744, or 0.6%, in 2011 relative to 2010, and increased $181,353, or 18.4%, in 2010 over 2009. This was due to increases in volume subject to analysis charges and returned item charges. The Company did not increase its per item service charges.

•	In 2011 salaries and benefits decreased $11,066 or 0.5% compared to 2010. In April 2010 the Company opened a new branch office in Rancho Cucamonga causing salaries and employee benefits to increase $294,518, or 15.5%, compared to 2009. Occupancy expense decreased $7,853, or 1.8%, in 2011 in comparison to 2010, while in 2010 occupancy expense increased $114,110 or 35.3%, in comparison to 2009 due mainly to the new branch office.

•	Other operating expenses declined by $57,815, or 3.7%, in 2011 in comparison to 2010, and increased by $250,995, or 19.1%, in 2010 over 2009. Legal and professional fees increased $74,763 or 26.6%, in 2011 in comparison to 2010, due primarily to the preparation for a secondary stock offering. Legal and professional fees increased $99,026, or 26.6%, in 2010 over 2009 due to an increase in problem loans and the preparation for a secondary stock offering. Deposit products and services decreased by $36,925 or 29.7% in 2011 in comparison to 2010, and increased by $4,016 or 3.3% in 2010 over 2009. Because of lower average balances in certain analyzed business accounts in 2001, the Company was not required to absorb certain expenses on behalf of these customers. Other operating expense decreased by $116,848 or 25.9% in 2011 in comparison to 2010, and increased by $82,859 or 22.5% in 2010 over 2009. This was largely due to expenses of OREO in 2010, which included normal holding costs, renovations, and valuation adjustments to properties held for sale.

The following are additional factors that are key in understanding our current financial condition:

•	Total assets decreased by $4.2 million, or 3.7%, during 2011 to $109.7 from $113.9 at December 31, 2010. Net loans decreased $3.8 million, or 6.5%, in 2011, to $55.2 million. Investments decreased $10.3 million, or 28.4%, in 2011. Included in the decrease in investments is a $4.2 decrease in investment securities and a decline of $6.1 million in short-term, interest-bearing deposits in other banks.

•	Total deposits decreased to $98.1 million at December 31, 2011 from $103.0 million at December 31, 2010, a 4.8% decrease. Total non-interest bearing deposits increased from $41.9 million at December 31, 2010 to $47.2 million at December 31, 2011, a 12.6% increase. Interest-bearing deposits decreased from $61.1 million at the prior year end to $50.9 million at December 31, 2011, a 16.7% decrease.

•	Nonperforming assets were $4.0 million or 7.1% of total loans and other real estate owned at December 31, 2011, compared to $4.7 million or 7.6% of total loans and other real estate owned at December 31, 2010. Non performing loans were $3.6 million or 6.3% of total loans at December 31, 2011 compared to $4.2 million or 6.9% at December 31, 2010, and consisted of two commercial loans secured by real estate, two owner-occupied residential loans, and seven commercial loans secured by second and junior trust deeds with collateral values that are believed to be sufficient to cover the debts. Other real estate owned at December 31, 2011 consisted of one commercial building at $439,317 compared to one commercial building at $516,534 at December 31, 2010

•	The allowance for loan losses was $1,537,963 at December 31, 2011, compared to $1,442,153 and $1,277,526 at December 31, 2010 and 2009, respectively. The ratio of the allowance to total loans at December 31, 2011 was 2.71%, compared to 2.38% and 2.08% at December 31, 2010 and 2009, respectively. Net charge-offs were $185,909 in 2011 compared to $605,125 in 2010 and $203,000 in 2009. (See “Allowance for Loan Losses” below)

•	Total shareholders’ equity increased $455,769 to $7.5 million at December 31, 2011 from $7.0 million at December 31, 2010, due primarily to $441,401 in increased retained earnings, $10,528 from the exercise of stock options, and a $3,840 increase in comprehensive income.

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

Net interest income was $3.7 million in 2011, compared to $3.9 million in 2010 and $3.7 million in 2009. This represents an decrease of 4.3% in 2011 over 2010, and an increase of 4.5% in 2010 over 2009. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors, and loan yields for the periods covered were also affected to a lesser extent by the level of non-accrual loans as discussed below under “Rate/Volume Analysis.”

Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

The following Distribution, Rate and Yield table shows, for each of the past three years, the average balance for each principal balance sheet category, and the amount of interest income or interest expense associated with that category. This table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Distribution, Rate & Yield

	Year ended December 31,
	2011			2010			2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$58,793	$3,732	6.35%	$60,679	$4,185	6.90%	$56,450	$4,094	7.25%
U.S. government agencies securities	2,500	63	2.50%	2,264	42	1.87%	378	14	3.77%
Mortgage-backed securities	10,972	332	3.02%	12,122	402	3.32%	7,328	306	4.17%
Other securities	1,245	52	4.21%	1,296	56	4.34%	2,153	108	5.02%
Due from banks time	13,835	124	0.90%	21,481	298	1.39%	18,146	355	1.95%
Federal funds sold	6,400	16	0.25%	1,898	5	0.24%	50	0	0.20%
Total interest-earning assets	93,745	$4,319	4.61%	99,740	$4,988	5.00%	84,505	$4,877	5.77%
Non-interest earning assets	13,698			14,125			9,984
Total assets	$107,443			$113,865			$94,489

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$32,211	$238	0.74%	$35,820	$540	1.51%	$29,974	$566	1.88%
Savings	1,876	5	0.25%	1,342	4	0.29%	998	2	0.24%
Time deposits < $100,000	5,359	40	0.75%	6,959	97	1.40%	4,970	109	2.20%
Time deposits equal to or > $100,000	13,402	115	0.86%	17,809	249	1.40%	12,012	270	2.25%
Other borrowings	101	0	0.07%	226	1	0.25%	343	1	0.30%
Subordinated debenture	3,093	198	6.41%	3,093	204	6.59%	3,093	204	6.53%
Total interest-bearing liabilities	56,042	$596	1.06%	65,249	$1,095	1.68%	51,390	$1,152	2.24%
Non-interest bearing deposits	43,289			40,846			35,810
Non-interest bearing liabilities	877			1,140			1,096
Shareholders' equity	7,235			6,630			6,193
Total liabilities & shareholders' equity	$107,443			$113,865			$94,489

Net interest income		$3,723			$3,893			$3,725

Net interest spread [2]			3.55%			3.32%			3.53%
Net interest margin [3]			3.97%			3.90%			4.41%

1 Loan fees (costs) have been included in the calculation of interest income. Loan fees (costs) were approximately $3,200, ($9,500), and $19,100 for years ended December 31, 2011, 2010, and 2009, respectively.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is based upon actual days based on 365- and 366-day years.

Rate/Volume Analysis

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of each change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balances. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance, and have been allocated to the rate variance.

	Years Ended December 31,
	2011 vs. 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$(127)	$(326)	$(453)	$300	(209)	$91
Securities of U.S. government agencies	4	17	21	38	(10)	28
Mortgage-backed securities	(37)	(33)	(70)	169	(73)	96
Other securities	(2)	(2)	(4)	(39)	(13)	(52)
Due from banks time	(87)	(87)	(174)	58	(115)	(57)
Federal funds sold	11	0	11	5	0	5
Total interest-earning assets	(238)	(431)	(669)	531	(420)	111

Interest-bearing liabilities
Money market & NOW	(49)	(253)	(302)	101	(127)	(26)
Savings	2	(1)	1	0	2	2
Time deposits < $100,000	(19)	(38)	(57)	36	(48)	(12)
Time deposits equal to or > $100,000	(53)	(81)	(134)	103	(124)	(21)
Other borrowed funds	(1)	0	(1)	0	0	0
Subordinated debenture	0	(6)	(6)	0	0	0
Total interest-bearing liabilities	(120)	(379)	(499)	240	(297)	(57)
Change in net interest income	$(118)	$(52)	$(170)	$291	$(123)	$168

As shown above, pure volume variances resulted in a $118,000 decrease in net interest income in 2011 relative to 2010. The negative volume variance is mainly due to the decline of average earning assets, as shown in the Distribution, Rate and Yield table. Average interest-earning assets decreased $6.0 million in 2011, relative to 2010, a decrease of 6.0% resulting from a decrease in average loans of $1.9 and an decrease in average investments securities of $1.0 million, and an increase in Federal funds sold & FRB deposits of $4.5 million offset by a decrease of $7.6 million in time deposits with other banks. Average non-earning assets were at 12.7% of average total assets for 2011 and at 12.4% for 2010. The average balance of total interest-bearing deposits decreased by $9.2 million, or 14.1%, in 2011 relative to 2010, with most of the decrease coming in higher-cost deposit categories. Lower-cost NOW, savings, and money market deposits increased to 64.5% of average interest-bearing deposits in 2011 from 60.0% in 2010.

The rate variance for 2011 relative to 2010 was negative $54,000, because the weighted average yield on loans experienced a decrease of 55 basis points and the short-term market interest rates on due from banks time are down by 49 basis points through December 31, 2011. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the yield on interest-earning assets falling by 39 basis points and the cost of interest-bearing liabilities declining 62 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased considerably. In addition, the weighted average yield on loans was adversely affected to a certain extent by the level of non-accrual loans. Interest income of $276,300 on non-accrual loans was not recognized in 2011, compared to $99,000 in 2010.

The Company’s net interest margin, which is net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. The net interest margin was 3.97% in 2011 as compared to 3.90% in 2010, an increase of 7 basis points. Currently, our interest rate risk profile is relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last three years. An asset-sensitive balance sheet means that, all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising.

In 2010 relative to 2009, volume variances resulted in a $291,000 increase to net interest income. The positive volume variance is due to growth in average investment securities and due from banks time of $11.9 million and average loans of $4.2 million, offset by interest-bearing liabilities, which were $13.9 million higher in 2010 than in 2009. Overall, the weighted average cost of interest-bearing liabilities decreased by 56 basis points while the weighted average yield on interest-earning assets decreased by only 77 basis points.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

The Company’s provision for loan losses was $281,719, $769,752 and $779,048 for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in the provision in 2011 was due to a decrease in non-performing loans, a substantial decrease in net loan charge-offs in 2011 versus 2010, general contraction of the loan portfolio, and the substantial provisions made in 2010 as a result of reclassifications requiring FAS 114 analysis and lower FAS 5 pools reserves, which did not need to be repeated in 2011.  The higher amounts posted to the loan loss provision in 2010 were also due to the increases in charged-off loans and in non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector. The substantial provision for loan losses was $779,048 in 2009 was due primarily to a substantial increase in loan receivable balances, the increase in non-performing loans, and deteriorated economic conditions. The allowance for loan losses was $1,537,963 or 2.71% of gross loans at December 31, 2011 as compared to $1,442,153 or 2.38% and $1,277,526 or 2.08% of gross loans at December 31, 2010 and 2009, respectively.

Provisions to the allowance for loan losses are made quarterly or more frequently if needed, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components which includes economic forecasts on a local and national level. Allowance factors are utilized in estimating the allowance for loan losses. The allowance is determined by assigned quantitative and qualitative factors for all loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. (See “Allowance for Loan Losses” below).

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

	Non-Interest Income
	($ in thousands)
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on deposit accounts	$1,174	87.1%	$1,167	77.4%	$986	89.0%
Gain on sale of foreclosed assets	61	4.5%	236	15.6%	20	1.8%
Other miscellaneous income	32	2.4%	28	1.9%	24	2.2%
Dividend income from restricted stock	11	0.8%	7	0.5%	9	0.9%
Income from bank owned life insurance	70	5.2%	69	4.6%	67	6.1%
Total non-interest income	$1,348	100.0%	$1,507	100.0%	$1,106	100.0%

Non-interest income decreased by $159,135, or 10.6% to $1,347,803 for the year ended December 31, 2011 as compared to $1,506,938 for the year ended December 31, 2010. Total non-interest income represented 23.8% of total income for 2011 as compared to 23.2% for 2010.

Realized gains or losses of foreclosed property decreased $174,615 in 2011 compared to 2010. This was due primarily to the gain on the sale of OREO of $61,151 compared to a gain on sale of equipment of $127,839 and a net gain on the sale of OREO of $107,927 in 2010.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees was $1,173,299 for the year ended December 31, 2011 compared to $1,166,555 and $985,202 for the years ended December 31, 2010 and 2009, respectively. In 2011we recorded $12,309 in overdraft charges, a reduction of 51.4% compared to $25,327 recorded in 2010. Returned item charges decreased 6.1% to $728,441 in 2011 from $776,022 in 2010. However, in 2011 these amounts were slightly more than offset by $67,343 in additional fee income from analysis and service charges on deposit accounts. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased in 2011 to 2,379 accounts at year end compared to 2,287 and 2,218 accounts at December 31, 2010 and 2009, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

	Non-Interest Expense
	($ in thousands)
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Salaries and employee benefits	$2,183	53.1%	$2,194	52.3%	$1,899	53.8%
Occupancy and equipment	429	10.4%	437	10.4%	323	9.1%
Data and item processing	366	8.9%	356	8.5%	287	8.1%
Deposit products and services	87	2.1%	124	3.0%	120	3.4%
Legal and other professional fees	356	8.6%	281	6.7%	182	5.1%
Regulatory assessments	231	5.6%	223	5.3%	221	6.3%
Advertising and marketing	60	1.5%	63	1.5%	64	1.8%
Directors’ fees and expenses	72	1.7%	67	1.6%	72	2.0%
Printing and supplies	48	1.2%	73	1.7%	41	1.2%
Telephone	34	0.8%	39	0.9%	29	0.8%
Insurance	43	1.0%	38	0.9%	32	0.9%
Reserve for undisbursed lines of credit	(6)	-0.1%	4	0.1%	(1)	0.0%
Other expenses	215	5.2%	296	7.1%	266	7.5%
Total non-interest expenses	$4,118	100.0%	$4,195	100.0%	$3,535	100.0%
Non-interest expense as a
percentage of average earning assets		4.4%		4.2%		4.2%
Core efficiency ratio		82.2%		81.2%		73.5%

Non-interest expense decreased by $76,734, or 1.8 to $4.1 million for the year ended December 31, 2011 as compared to $4.2 million for year ended December 31, 2010, and increased by $659,623, or 18.7%, in 2010 in comparison to $3.5 million for the year ended December 31, 2009.

Total non-interest expense as a percentage of average earning assets increased to 4.4% in 2011 from 4.2% in 2010 and 2009. The core efficiency ratio increased slightly to 82.2% in 2011 from 81.2% in 2010. The core efficiency ratio was higher in 2010 than the 2009 level of 73.5% due to the opening of the Rancho Cucamonga branch in 2010 and higher legal fees in 2010 as a result of a rise in problem assets and the secondary stock offering, which was postponed to 2011.

The largest component of non-interest expense was salaries and benefits expense of $2,182,644 for the year ended December 31, 2011 compared to $2,193,710 for the same period in 2010, representing a 0.5% decrease. Salaries and employee benefits increased $294,518 or 15.5% in 2010 from $1,899,192 for the year ended December 31, 2009 due to additions to staff to accommodate the opening of a new branch office in Rancho Cucamonga in April 2010.

Occupancy and equipment expense totaled $429,111 for the year ended December 31, 2011 representing a 1.8% decrease from $436,946 for 2010. Data and item processing expense increased $10,967 or 3.1% to $366,487 in 2011 from $355,520 in 2010. Occupancy and equipment expense increased $114,110, or 35.3% to $436,946 in 2011 compared to $322,854 in 2010. Data and item processing expense increased $68,704 or 24.0% to $355,520 in 2010 from $286,726 in 2009. Printing and supplies expense increased $31,265, or 75.4% to $72,739 in 2010 compared to $41,474 for 2009 Telephone expenses increased 34.5% or to $38,966 in 2010 compared to $28,965 in 2009.

Included in non-interest expense is legal and other professional fees which increased 26.6% or $74,763 in the year ended December 31, 2011 compared to the same period in 2010 as a result of increased loan collection activity, regulatory matters, and complexity of SEC related filings. Legal and professional services increased $99,026 to $280,918 for the year ended December 31, 2010, a $54.4% increase from $181,892 recorded in 2009. Included in this increase is $42,047 in legal fees from lending incurred prior to foreclosure on non-performing assets and legal expenses incurred of $46,803 in preparation for a secondary stock offering which was postponed.

Provision for Income Taxes

In 2011 the Company’s provision for federal and state income taxes was $229,685, while the tax provision was $129,644 and $166,319 for 2010 and 2009, respectively. This represents an effective tax rate of 34.2%, 29.8%, and 32.2% in 2011, 2010, and 2009, respectively.  The increase in the effective rate for 2011 is a direct result of the Company’s increase in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15% California net of federal tax benefit.

Comparison of Financial Condition at December 31, 2011 versus December 31, 2010

General

Total assets decreased to $109.7 million at December 31, 2011 from $113.9 at December 31, 2010, a 3.7% decrease. Net loans decreased by $3.8 million to $55.2 million, or 6.5%, in 2011, to million. Investments decreased $10.3 million, or 28.4%, in 2011. Included in the decrease in investments is a $4.2 decrease in investment securities and a decline of $6.1 million in short-term, interest-bearing deposits in other banks. When loan demand increases and investment securities become more profitable, the Company will decrease its investment in deposits in other banks and increase its investment in higher-yielding interest earning assets.

Total deposits decreased to $98.1 million at December 31, 2011 from $103.0 million at December 31, 2010, a 4.8% decrease. Total non-interest bearing deposits increased from $41.9 million at December 31, 2010 to $47.2 million at December 31, 2011, a 12.6% increase. Interest-bearing deposits decreased from $61.1 million at the prior year end to $50.9 million at December 31, 2011, an 16.7% decrease.

Nonperforming assets were $4.0 million or 7.1% of total loans and other real estate owned at December 31, 2011, compared to $4.7 million or 7.6% of total loans and other real estate owned at December 31, 2010. Non performing loans were $3.6 million or 6.3% of total loans at December 31, 2011 compared to $4.2 million or 6.9% at December 31, 2010, and consisted of two commercial loans secured by real estate, two owner-occupied residential loans, and seven commercial loans secured by second and junior trust deeds with collateral values that are believed to be sufficient to cover the debts. Other real estate owned at December 31, 2011 consisted of one commercial building at $439,317 compared to one commercial building at $516,534 at December 31, 2010.

Loan Portfolio Composition

Gross loans decreased by $3.7 million or 6.1% to $56.8 million as of December 31, 2011 from $60.5 million as of December 31, 2010. Net loans comprised 50.3% and 51.8% of total assets at December 31, 2011 and 2010, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions
	at December 31

	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Real estate	$46,185	81.3%	$51,460	85.0%	$50,931	82.9%
Commercial	9,974	17.6%	8,411	13.9%	9,621	15.7%
Installment	644	1.1%	649	1.1%	856	1.4%
Gross loans	$56,803	100.0%	$60,520	100.0%	$61,408	100.0%

Real estate loans decreased by $5.3 million or 10.3% to $46.2 million or 81.3% of total loans at December 31, 2011 from $51.5 million or 85.0% of total loans at December 31, 2010. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans decreased to $43.8 million at December 31, 2011 from $48.7 million at December 31, 2010. Residential real estate loans declined to $2.4 million at December 31, 2011, compared to $2.8 million at December 31, 2010. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will continue to make up a substantial majority of the Company’s loan portfolio in the future.

Commercial loans increased to $10.0 million or 17.6% of total loans at December 31, 2011 from $8.4 million or 13.9% of total loans at December 31, 2010. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans consisted primarily of participations in loans to single-family real estate developers and to individuals in Southern California. The Company did not have construction loans in the years ended December 31, 2010 and 2011.

Installment loans, consisting primarily of consumer loans, remained relatively unchanged at $643,660 or 1.1% of total loans at December 31, 2011 compared to $649,454 or 1.1% of total loans at December 31, 2010.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans at December 31, 2011. Balances of fixed rate loans are displayed in the column representative of the loan’s stated maturity date. Balances for variable rate loans are displayed in the column representative of the loan’s next interest rate change. Variable rate loans that are currently at their minimum rates are displayed at the loan’s stated maturity date.

	Loan Maturities and Repricing Schedule
	As of December 31, 2011
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Real estate *	$3,689	$13,541	$26,583	$43,813
Commercial *	4,651	2,189	1,900	8,740
Installment	13	631	0	644
Total gross loans	$8,353	$16,361	$28,483	$53,197
Loans with floating interest rates	$4,983	$7,654	$23,774	$36,411
Loans with fixed interest rates	$3,370	$8,707	$4,709	$16,786

* Excludes loans on nonaccrual status

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent obligations of the Company to its customers, which are not represented in any form within the balance sheets of the Company. At December 31, 2011 and 2010, the Company had $3.6 million and $5.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2011 and 2010 the Company had established a reserve for unfunded commitments of $10,425 and $16,125 respectively.

At December 31, 2011 the Company had one letter of credit for $82,804, and at 2010 the Company had no letters of credit. Letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	December 31	December 31	December 31
	2011	2010	2009
	($ in thousands)
NON-ACCRUAL LOANS: [1]
Real estate[2]	$2,372	$3,096	$1,285
Commercial	1,233	1,071	209
Installment	0	0	0

TOTAL NON-ACCRUAL LOANS	3,605	4,167	1,494

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

TOTAL LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING	0	0	0

TOTAL NONPERFORMING LOANS	3,605	4,167	1,494
OREO	439	517	25

TOTAL NONPERFORMING ASSETS	$4,044	$4,684	$1,519
Nonperforming loans as a percentage of total loans [3]	6.35%	6.89%	2.47%
Nonperforming assets as a percentage of total loans and OREO	7.07%	7.67%	2.47%

[1]Additional interest income of approximately $276,300, $99,000, and $16,800 respectively, would have been recorded for the periods ended December 31, 2011, 2010, and 2009, if the loans had been paid or accrued in accordance with original terms.

[2]Included in this category of non-accrual loans are TDRs on non-accrual status. TDRs are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower. TDRs also include loans that are renewed at below-market rates due to the borrower's current financial difficulties.

[3]Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

As of December 31, 2011, the Company had three restructured loans totaling $1,766,313 two of which were partially charged off. The remaining book balance of these three restructured loans is $1,395,741. These loans are reported in the non-accrual classification of this report. Eight additional loans totaling $2,209,401 are on non-accrual status. As of December 31, 2011, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans, with the exception of one loan for $171,434, were current and paying as agreed. As of December 31, 2010, the Company had two restructured loans totaling $1,765,558 which were partially charged off and the remaining book balance of $1,394,986 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Nine additional loans totaling $2,772,587 are on non-accrual status. As of December 31, 2009, the Company had no restructured loans. Five loans totaling $1,473,919 were on non-accrual status at December 31, 2009.

Non-performing assets also includes one OREO consisting of a commercial property located in Fontana, California at December 31, 2011 totaling $439,317 which was in escrow in March 2012. At December 31, 2010 OREO consisted of a commercial property in Chino, California for $516,534. In a transaction subsequent to year-end 2010, on March 9, 2011 this property sold and closed escrow, yielding a gain on sale of OREO of $61,151. OREO of $25,000 at December 31, 2009 consisted of our remaining participation interest in a development of 24 residential single-family units located in Highland, California. The one remaining unit was sold on March 10, 2010.

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

Beginning in 2008 and continuing through early 2011, the Company made provisions to the Allowance for Loan Losses which exceeded its actual loss experience for the periods. These provisions to the allowance were based upon qualitative factors affecting the overall economy, specifically management’s concern regarding declining economic conditions within the Inland Empire and surrounding regions, as well as conditions affecting certain borrowers despite the fact, with one exception, that these borrowers continued to make all payments as agreed.

The allowance for loan losses was $1,537,963 at December 31, 2011, compared to $1,442,153 and $1,277,526 at December 31, 2010 and 2009, respectively. The ratio of the allowance to total loans at December 31, 2011 was 2.71%, compared to 2.38% and 2.08% at December 31, 2010 and 2009, respectively. Net charge-offs were $185,909 in 2011 compared to $605,125 in 2010 and $203,000 in 2009. Charge-offs of real estate loans were $58,186 in 2011 compared to $355,000 in 2010 and zero in 2009. Of the total net charge-offs in 2011, $127,035 was taken against one loan in which the borrowers continue to make regular monthly payments, and of the total net charge-offs in 2010, $444,656 was taken against three loans (including the $355,000 in real estate loans referenced above) in which the borrowers continue to make regular monthly payments as called for under the loan agreements. These charge-offs were taken because of reduced values of the underlying real estate collateral, to reflect the anticipated net cash proceeds which would be recovered in the event the Company had to foreclose on the property and sell the collateral, in compliance with FAS 114.

Nonperforming loans decreased to $3,605,138 at December 31, 2011 from $4,167,000 at December 31. 2010, but increased from $1,494,000 at December 31, 2009. As a result, although the ratio of the allowance to total loans increased in each year from 2009 to 2011, the ratio of the allowance to nonperforming loans increased to 42.7% at December 31, 2011 from 34.5% at December 31, 2010, but decreased from 85.5% at December 31, 2009. At December 31, 2011 all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate and subject to FAS 114 for impairment. In addition, all such loans were current at that date with the exception of one loan in the amount of $171,434 on which the customer continues to make payments but remains unable to bring the loan current.

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

The property in OREO at December 31, 2010 for $516,534 was subsequently sold in a transaction which closed on March 9, 2011, and the Company recognized a gain on sale of $61,151.

In addition to the charge-offs described above, the Company charged off one loan in 2011 totaling $688 or roughly 0.00% of average loans, which is deemed to be uncollectible.

The table below summarizes, for the years ended December 31, 2011, 2010 and 2009, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For years ended December 31,
	2011	2010	2009
Balances:	($ in thousands)
Average total loans outstanding during period	$58,793	$60,679	$56,450
Total loans outstanding at end of the period	$56,803	$60,520	$61,408
Allowance for loan losses:
Balance at the beginning of period	$1,442	$1,278	$702
Provision charged to expense	282	770	779
Charge-offs
Commercial loans	142	263	203
Real estate loans	58	355	0
Installment loans	1	0	2
Total	201	618	205
Recoveries
Commercial loans	15	12	2
Real estate loans	0	0	0
Installment loans	0	0	0
Total	15	12	2
Net loan charge-offs (recoveries)	186	606	203
Balance	$1,538	$1,442	$1,278
Ratios:
Net loan charge-offs to average total loans	0.32%	1.00%	0.36%
Provision for loan loses to average total loans	0.48%	1.27%	1.38%
Allowance for loan losses to total loans at the end of the period	2.71%	2.38%	2.08%
Allowance for loan losses to nonperforming loans	42.66%	34.60%	85.54%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	12.09%	42.03%	15.96%
Net loan charge-offs (recoveries) to provision for loan losses	65.99%	78.77%	26.18%

The Company concentrates the majority of its earning assets in loans where there are inherent risks. The Company anticipates continuing concentrating the preponderance of its loan portfolio in both commercial and real estate loans. A smaller part of the loan portfolio is represented by installment loans.

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
	2011		2010		2009
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	($ in thousands)

Real estate	$1,287	81.3%	$1,191	85.0%	$1,029	82.9%
Commercial	238	17.6%	241	13.9%	224	15.7%
Installment	13	1.1%	10	1.1%	25	1.4%

	$1,538	100.0%	$1,442	100.0%	$1,278	100.0%

Gross loans	$56,803		$60,520		$61,408

Investment Portfolio

The Company’s investment policy, as established by the Board of Directors, attempts to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment security portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco (“FHLB”), and Pacific Coast Bankers’ Bank (“PCBB”). Restricted stock investments totaled $667,700 and $626,250 at December 31, 2011 and 2010, respectively, and are carried at cost.

The investment securities portfolio at fair value was $12.8 million at December 31, 2011 and $17.0 million at December 31, 2010. Investment securities represented 11.7% of total assets at December 31, 2011 and 14.9% of total assets at December 31, 2010. As of December 31, 2011, $3.0 million of the investment portfolio was classified as available for sale and $9.7 million was classified as held to maturity. As of December 31, 2010, $4.7 million of the investment portfolio was classified as available for sale and $12.2 million was classified as held to maturity. The investment portfolio at December 31, 2011 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2011		2010		2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Federal agency	$2,500	$2,515	$2,500	$2,538	$-	$-
Municipal	432	436	435	437	437	439
Mortgage-backed securities	6,690	6,879	9,137	9,243	1,725	1,760
Corporate bonds	31	31	82	84	130	133
Total held to maturity	9,653	9,861	12,154	12,302	2,292	2,332

Available for sale:
Municipal	796	796	754	754	754	754
Mortgage-backed securities	2,176	2,176	3,953	3,953	4,814	4,814
Total available for sale	2,972	2,972	4,707	4,707	5,568	5,568
Total	$12,625	$12,833	$16,861	$17,009	$7,860	$7,900

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2011. The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

	Investment Maturities and Repricing Schedule
	($ in thousands)
	Less Than		After One But		After 5 But		After 10 But
	One Year		Within 5 Years		Within 10 Years		Within 20 Years
Held to maturity:
Municipal	$-	-	$-	-	$432	5.97%	$-	-
Federal Agency	-	-	-	-	2,500	2.50%	-	-
Corporate bonds	31	6.54%	-	-	-	-	-	-
Total held to maturity	31	6.54%	-	-	2,932	3.01%	-	-

Available for sale:
Municipal	-	-	-	-	-	-	796	5.86%
Corporate bonds	-	-	-	-	-	-	-	-
Total available for sale	-	-	-	-	-	-	796	5.86%
Total	$31	6.54%	$-		$2,932	3.01%	$796	5.86%

Deposits

Total deposits at December 31, 2011 and 2010 were $98.1 million and $103.0 million, respectively. The decrease in total deposits resulted from an intentional strategy to reduce higher yielding deposits. The Company is now further diversifying its customer deposit base to offset the general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activities. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases.

A comparative distribution of the Company’s deposits at December 31st for each year from 2009 through 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions
	at December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Demand	$47,189	48.1%	$41,910	40.8%	$35,872	38.9%
NOW	1,835	1.9%	1,697	1.6%	1,579	1.7%
Savings	1,810	1.8%	2,085	2.0%	1,003	1.1%
Money Market	30,407	31.0%	34,545	33.5%	29,570	32.0%
Time Deposits under $100,000	4,700	4.8%	6,377	6.2%	6,723	7.3%
Time Deposits $100,000 and over	12,163	12.4%	16,386	15.9%	17,541	19.0%
	$98,104	100.0%	$103,000	100.0%	$92,288	100.0%

Non-interest bearing demand deposits increased to 48.1% of total deposits at December 31, 2011, from 40.8% of total deposits at December 31, 2010.

The percentage of total deposits represented by time deposits was 17.2% and 22.1% at December 31, 2011 and 2010, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 0.86% and 1.40% for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had deposits from certain of its directors totaling $5.8 million and $5.0 million, respectively, representing 5.9% and 4.5% of total deposits. Furthermore, at December 31, 2011 and 2010, deposits from escrow companies represented $10.0 million or 10.2% and $8.1 million or 7.9% of the Company’s total deposits, respectively. See “Item 1A. Risk Factors – The Company’s business may be affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties”.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2011, the scheduled maturities of the Company’s time deposits were as follows:

	Maturities of Time Deposits
	at December 31, 2011
	($ in thousands)

	Three	Over three	Over
	months or	to twelve	twelve
	less	months	months	Total

Time Deposits under $100,000	$1,296	$3,403	$1	$4,700
Time Deposits $100,000 and over	3,980	8,029	154	12,163
	$5,276	$11,432	$155	$16,863

Federal Home Loan Advances and Other Borrowings

The Company utilizes FHLB advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had no overnight advances outstanding with the FHLB at December 31, 2011 or at December 31, 2010. On December 21, 2005, the Company entered into a stand by letter of credit with the FHLB for $800,000. This stand-by letter of credit was issued as collateral for local agency deposits that the Bank is holding.

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or they mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period, the Company would be deemed to be “asset-sensitive” for that period, and if repricing liabilities exceed repricing assets in any given period the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 86% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.08%. At December, 2011, approximately 68.4% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 20.1% of all fixed rate loans at December 31, 2011 mature within twelve months.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. Interest rate gaps arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals. As of December 31, 2011, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$(78)	$(90)	$(95)	$334	$626	$1,636
% Change	-1.93%	-2.23%	-2.36%	8.28%	15.53%	40.58%

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

The table below shows estimated changes in the Company’s EVE as December 31, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$4,368	$2,960	$1,623	$(891)	$(2,145)	$(1,938)
% Change	37.7%	25.6%	14.0%	-7.7%	-18.5%	-16.7%

The table shows a substantial increase in EVE as interest rates decline, and a corresponding decline as interest rates increase. Changes in EVE under varying interest rate scenarios are substantially different than changes in the Company’s net interest income simulations, due primarily to runoff assumptions in non-maturity deposits.

Capital Resources

Total shareholders’ equity was $7.5 million at December 31, 2011 and $7.0 million at December 31, 2010. During 2011, 1,226 shares issued upon the exercise of stock options added $10,528 to equity. Net income increased retained earnings by $441,401. An increase in unrealized gain on securities available for sale increased other comprehensive income $3,840.

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

As noted previously, the Company’s subordinated note represents $3.1 million in borrowings from its unconsolidated trust subsidiary incurred in connection with the trust’s issuance of trust preferred securities (“TRUPS”) in 2006. Such subordinated notes currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital.  The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability.  Excess amounts are generally included in Tier 2 capital.  As of December 31, 2011, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines.

As of December 31, 2011 and 2010, the Bank’s Total Risk-Based Capital Ratio was 16.51% and 14.48%, respectively, and its Tier 1 Risk-Based Capital Ratio was 15.24% and 13.22%, respectively. As of December 31, 2011 and 2010 the consolidated Company’s Total Risk-Based Capital Ratio was 16.44% and 14.72%, respectively, and its Tier 1 Risk-Based Capital Ratio was 14.26% and 12.43%, respectively.

The Bank’s Leverage Capital Ratio was 9.81% and 8.80% at December 31, 2011 and 2010, respectively. (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2011 and 2010, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively. In addition, the Bank’s capital ratios at December 31, 2011 exceeded the higher minimum capital ratios for the Bank which the Bank agreed to the OCC establishing.  See “Item 1, Business - Recent Developments – Regulatory Matters” above.

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

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Chino Commercial Bancorp

Chino, California

We have audited the accompanying consolidated statements of financial condition of Chino Commercial Bancorp and subsidiary (the Company), as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HUTCHINSON AND BLOODGOOD LLP

Glendale, California

March 30, 2012

Chino Commercial Bancorp

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$3,358,177	$3,041,114
Federal funds sold	14,165,877	4,660,527
Cash and cash equivalents	17,524,054	7,701,641

Interest bearing deposits in banks	13,339,252	19,378,252
Investment securities available for sale (Note 4)	2,972,420	4,706,994
Investment securities held to maturity (fair value approximates $9,861,000 in 2011 and $12,302,000 in 2010) (Note 4)	9,652,630	12,153,915
Loans held for investment, net of allowance for loan losses of $1,537,963 in 2011 and $1,442,153 in 2010 (Note 6)	55,235,841	59,051,096
Accrued interest receivable	275,976	382,943
Stock investments, restricted, at cost (Note 5)	667,700	626,250
Premises and equipment (Note 8)	6,443,753	6,342,670
Foreclosed assets (Note 7)	439,317	516,534
Other assets	3,154,650	3,053,531
Total assets	$109,705,593	$113,913,826

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$47,188,644	$41,909,584
Interest bearing	50,914,914	61,089,972
Total deposits	98,103,558	102,999,556

Accrued interest payable	139,646	104,967
Short-term borrowings (Note 12)	--	--
Other liabilities	897,363	700,046
Subordinated note payable to subsidiary trust (Note 10)	3,093,000	3,093,000
Total liabilities	102,233,567	106,897,569
Commitments and Contingencies (Notes 15, 16, and 17)
Shareholders' Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 749,540 and 748,314 shares at December 31, 2011 and 2010, respectively	2,760,813	2,750,285
Retained earnings	4,631,609	4,190,208
Accumlated other comprehensive income	79,604	75,764
Total shareholders' equity	7,472,026	7,016,257
Total liabilities and shareholders' equity	$109,705,593	$113,913,826

The accompanying notes are an integral part of these financial statements

Chino Commercial Bancorp

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income
Interest and fee income on loans	$3,732,455	$4,185,291	$4,093,537
Interest on Federal funds sold and FRB deposits	16,248	4,557	102
Interest on time deposits in banks	124,321	297,871	354,737
Interest on investment securities	446,073	500,657	428,357
Total interest income	4,319,097	4,988,376	4,876,733

Interest expense on deposits
Money market and NOW accounts	237,509	540,899	564,978
Savings	4,722	3,838	2,429
Time deposits less than $100,000	39,979	97,484	270,265
Time deposits of $100,000 or more	115,186	248,955	109,345
Total interest expense on deposits	397,396	891,176	947,017
Interest expense on borrowings	198,417	204,425	204,702
Total interest expense	595,813	1,095,601	1,151,719
Net interest income	3,723,284	3,892,775	3,725,014
Provision for loan losses (Note 6)	281,719	769,752	779,048
Net interest income after provision for loan losses	3,441,565	3,123,023	2,945,966

Noninterest income
Service charges on deposit accounts	1,173,299	1,166,555	985,202
Customer fees and miscellaneous income	32,262	27,933	24,146
Gain on sale of foreclosed assets	61,151	235,766	20,250
Dividend income from restricted stock	11,145	7,310	9,430
Income from bank owned life insurance	69,946	69,374	67,389
Total noninterest income	1,347,803	1,506,938	1,106,417

Noninterest expenses
Salaries and employee benefits	2,182,644	2,193,710	1,899,192
Occupancy and equipment expenses	429,111	436,964	322,854
Other operating expenses (Note 24)	1,506,527	1,564,342	1,313,347
Total noninterest expenses	4,118,282	4,195,016	3,535,393

Income before provision for income taxes	671,086	434,945	516,990
Provision for income taxes (Note 14)	229,685	129,644	166,319
Net income	$441,401	$305,301	$350,671

Basic earnings per share	$0.59	$0.42	$0.50
Diluted earnings per share	$0.59	$0.42	$0.48

The accompanying notes are an integral part of these financial statements

Chino Commercial Bancorp

 Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2010, 2009 and 2008

				Accumulated
				Other
				Compre-
				hensive
	Number of	Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balance at December 31, 2008	708,420	2,617,542	3,534,236	28,975	6,180,753

Comprehensive income:
Net income	--	--	350,671	--	350,671
Change in unrealized loss on securities available for sale, net of tax	--	--	--	54,182	54,182
Total comprehensive income					404,853

Exercise of stock options, including tax benefit	7,426	59,622	--	--	59,622
Stock repurchased and retired (Note 23)	(16,785)	(178,500)	--	--	(178,500)

Balance at December 31, 2009	699,061	2,498,664	3,884,907	83,157	6,466,728

Comprehensive income:
Net income	--	--	305,301	--	305,301
Change in unrealized gain on securities available for sale, net of tax	--	--	--	(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including tax benefit	82,541	714,043	--	--	714,043
Stock repurchased and retired (Note 23)	(33,288)	(462,422)	--	--	(462,422)

Balance at December 31, 2010	748,314	2,750,285	4,190,208	75,764	7,016,257

Comprehensive income:
Net income	--	--	441,401	--	441,401
Change in unrealized gain on securities available for sale, net of tax	--	--	--	3,840	3,840
Total comprehensive income					445,241

Exercise of stock options	1,226	10,528	--	--	10,528

Balance at December 31, 2011	749,540	$2,760,813	$4,631,609	$79,604	$7,472,026

The accompanying notes are an integral part of these financial statements

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$441,401	$305,301	$350,671
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	281,719	769,752	779,048
Provision for loss on foreclosed assets	--	56,200	28,859
Depreciation and amortization	224,323	172,647	150,409
Net amortization (accretion) of investment securities	70,381	49,447	(13,379)
Amortization of deferred loan (fees) costs	1,903	9,317	(59,655)
Loss on disposition of equipment	314	--	12,040
Gain on sale of foreclosed assets	(61,151)	(235,766)	(20,250)
Deferred income tax expense (benefit)	(188,240)	25,204	(281,856)
Net change in:
Accrued interest receivable	106,967	(56,737)	(12,778)
Other assets	84,334	36,092	(257,231)
Accrued interest payable	34,679	(20,856)	69,762
Other liabilities	197,317	87,379	(52,913)
Net cash provided by operating activities	1,193,947	1,197,980	692,727

Cash Flows from Investing Activities
Net change in interest bearing deposits in banks	6,039,000	6,055,350	(12,935,602)
Activity in investment securities available for sale:
Purchases	--	--	(1,414,675)
Repayments and calls	1,740,999	849,205	4,738,492
Activity in investment securities held to maturity:
Purchases	--	(12,675,279)	--
Repayments and calls	2,431,005	2,763,332	880,759
Redemption (purchase) of stock investments, restricted	(41,450)	51,400	--
Loan purchases, net	--	--	(10,509,072)
Loan originations and principal collections, net	3,092,316	(432,307)	(1,336,918)
Proceeds from sale of foreclosed assets	577,685	402,850	619,661
Purchase of premises and equipment	(325,720)	(3,415,134)	(1,282,156)
Net cash used in investing activities	13,513,835	(6,400,583)	(21,239,511)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,895,998)	10,711,098	21,290,706
Net increase (decrease) in borrowings	--	(994,000)	(1,406,000)
Cash received from exercise of options	10,629	560,268	51,981
Payments for stock repurchases	--	(462,422)	(178,500)
Net cash provided by financing activities	(4,885,369)	9,814,944	19,758,187

Net increase (decrease) in cash and cash equivalents	9,822,413	4,612,341	(788,597)

The accompanying notes are an integral part of these financial statements

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash and Cash Equivalents at Beginning of Year	$7,701,641	$3,089,300	$3,877,897
Cash and Cash Equivalents at End of Year	$17,524,054	$7,701,641	$3,089,300

Supplementary Information
Interest paid	$561,134	$1,116,457	$1,081,957
Income taxes paid	$113,000	$150,000	$288,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$439,317	$1,314,957	$--
Loans to facilitate the sale of foreclosed assets	$--	$600,000	$--

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 1.	Company Description

Chino Commercial Bank, N.A (the “Bank”), a nationally chartered bank, was incorporated on December 8, 1999 and began operations on September 1, 2000 with the opening of its office in Chino, California. The Bank opened a branch office in Ontario, California in January 2006, and opened a branch office in Rancho Cucamonga, California in April 2010. The Bank provides a variety of commercial banking services to individuals and small businesses primarily in the Inland Empire region of Southern California. Its primary lending products are real estate and commercial loans. Its primary deposit products are non-interest bearing deposits and money market accounts.

Chino Commercial Bancorp (the “Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated.

Note 2.	Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Chino Commercial Bancorp and its subsidiary, Chino Commercial Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2011 and 2010.

Loans

The Company grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans in the Inland Empire area. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

Loans (continued)

Interest income is accrued daily, as earned, on all loans, except that interest is not accrued on loans that are generally 90 days or more past due. Loans are placed non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest income previously accrued on non-accrual loans is reversed against current period interest income. Interest income on non-accrual loans may be recognized only if the loan is deemed to be fully collectible, and only to the extent of interest payments received. Otherwise, any interest payments received are applied against the loan balance. Loans are returned to accrual status after the borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest recognition policies apply to all loans.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers unimpaired loans and is based on historical loss experience adjusted for qualitative factors.

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. A loan restructuring may take the form of a reduction in the stated interest rate, an extension of the maturity at an interest rate below market, or a reduction in the face amount of the debt or accrued interest, among others. Loans that are renewed at below-market terms are considered to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. Troubled debt restructurings are classified as impaired loans and are measured at the present value of estimated future cash flows using the loan's effective rate at inception of the loan. If the loan is considered to be collateral dependent, impairment is measured based on the fair value of the collateral.

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

Loan Portfolio Segments (continued)

Residential Income. This portfolio segment consists of the origination of first mortgage loans secured by non-owner occupied residential properties in its market area. Such lending involves additional risks arising from the use of the properties by non-owners.

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

Credit Quality Indicators

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuation as assets is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Credit Quality Indicators (continued)

When assets are classified as special mention, substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, which can require that we establish additional loss allowances. Management regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

Income Taxes (continued)

The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interest and penalties associated with uncertain tax positions are classified as income tax expense. At December 31, 2011 and 2010, the Company did not have a tax position that failed to meet the more-likely-than-not recognition threshold.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ended December 31:

Weighted-average number of shares used in the computation of:	2011	2010	2009

Basic earnings per share	749,312	724,707	702,899
Diluted earnings per share	750,421	727,690	735,419

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Comprehensive Income (continued)

The components of comprehensive income other than net income and related tax effects are as follows:

	2011	2010	2009
Unrealized holding gains (losses) on securities available for sale	$6,527	$(12,203)	$91,962

Reclassification of gains realized in income	--	--	--

Net unrealized gains (losses)	6,527	(12,203)	91,962
Tax effect	(2,687)	4,810	(37,780)

Other comprehensive gain (loss) net of tax	$3,840	$(7,393)	$54,182

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The additional troubled debt restructuring disclosures contained within this report include the amount and type of troubled debt restructurings that occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update did not have a material impact on the Company's financial position, results or operations or cash flows.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company's financial position, results or operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Shareholders' Equity. The update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which other comprehensive income is disclosed.

Note 3.	Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average cash balances on hand or balances with the Federal Reserve Bank for balances in transaction accounts. The Company was able to maintain sufficient average cash balances to avoid the requirement for a reserve balance with the Federal Reserve Bank at December 31, 2011 and 2010.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.	Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,407	$52,691	$--	$796,098
Mortgage-backed	2,093,745	82,664	(87)	2,176,322

	$2,837,152	$135,355	$(87)	$2,972,420

Securities held to maturity:
Municipal bonds	$431,986	$3,705	--	$435,691
Federal agency	2,500,000	14,528	--	2,514,528
Mortgage-backed	6,690,284	188,956	--	6,879,240
Corporate bonds	30,360	715	--	31,075

	$9,652,630	$207,904	$--	$9,860,534

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,303	$10,313	$--	$753,616
Mortgage-backed	3,834,950	118,834	(406)	3,953,378

	$4,578,253	$129,147	$(406)	$4,706,994

Securities held to maturity:
Municipal bonds	$434,783	$2,008	$--	$436,791
Federal agency	2,500,000	38,350	--	2,538,350
Mortgage-backed	9,137,219	105,469	--	9,242,688
Corporate bonds	81,913	1,901	--	83,814

	$12,153,915	$147,728	$--	$12,301,643

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.	Investment Securities (Continued)

The amortized cost and fair value of investment securities as of December 31, 2011 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$--	$--	$30,360	$31,075
After 1 year through 5 years	--	--	--	--
After 5 years through 10 years	--	--	2,931,986	2,950,219
After 10 years through 17 years	743,407	796,098	--	--
Mortgage-backed securities	2,093,745	2,176,322	6,690,284	6,879,240

	$2,837,152	$2,972,420	$9,652,630	$9,860,534

Information pertaining to securities with gross unrealized losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Mortgage-backed securities	$87	$32,402	$--	$--

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

At December 31, 2011, one security had unrealized losses with aggregate depreciation of 0.70% from the Company’s amortized cost basis. These unrealized losses relate to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 5.	Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2011	2010

Federal Reserve Bank stock	$165,400	$164,150
Federal Home Loan Bank (FHLB) stock	452,300	412,100
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$667,700	$626,250

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB (See Note 12). No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6.	Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:

	2011	2010

Real estate loans, commercial	$43,816,693	$48,688,634
Real estate loans, consumer	2,368,205	2,771,247
Commercial loans	9,974,353	8,411,118
Construction loans	--	--
Installment loans	643,660	649,454

	56,802,911	60,520,453
Allowance for loan losses	(1,537,963)	(1,442,153)
Unearned income and deferred loan
fees, net	(29,107)	(27,204)

Loans held for investment, net	$55,235,841	$59,051,096

At December 31, 2011, impaired loans consisted of 11 loans totaling $3,605,142 with a corresponding valuation allowance of $108,746. For the year ended December 31, 2011, the average recorded investment in impaired loans was $4,097,909. No interest income was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2011. No additional funds are committed to be advanced in connection with impaired loans.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

There were 11 impaired loans totaling $4,167,572 at December 31, 2010 which had valuation allowances totaling $98,395. For the year ended December 31, 2010, the average recorded investment in impaired loans was approximately $1,808,031. Interest income of approximately $19,500 was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2010.

At December 31, 2011, the 11 impaired loans totaling $3,605,142 were on a non-accrual basis. Only one of those loans was past due over 30 days.

Changes in the allowance for loan losses are summarized as follows as of and for the year ended December 31:

	2011	2010

Balance at January 1	$1,442,153	$1,277,526
Provision for loan losses	281,719	769,752
Loans charged off	(201,161)	(616,842)
Loan recoveries	15,252	11,717

Balance as of December 31	$1,537,963	$1,442,153

Changes in the allowance for loan losses by loan portfolio segment for the year ended December 31, 2011 are summarized as follows:

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1. 2011	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153
Provision for
loan losses	(1,749)	37,562	119,239	124,240	230	2,799	(602)	281,719

Loans charged off	-	-	(58,186)	(140,890)	-	(688)	(1,397)	(201,161)

Recoveries	-	-	-	13,855	-	-	1,397	15,252

Ending Balance
December 31. 2011	$44,586	$40,438	$1,201,839	$238,448	$976	$11,289	$387	$1,537,963

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

The following tables present loans and the allowance for loan losses by segment as of December 31, 2011 and 2010:

Loans and Allowance for Loan Losses (by loan segment)

As of December 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,368,205	$1,880,824	$43,816,693	$8,082,845	$30,737	$612,923	$10,684	$56,802,911

Individually evaluated
for impairment	656,275	-	1,716,028	1,232,839	-	-	-	3,605,142

Collectively evaluated
for impairment	1,711,930	1,880,824	42,100,665	6,850,006	30,737	612,923	10,684	53,197,769

Allowance for loan losses:

Balance	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963

Individually evaluated
for impairment	18,835	-	49,250	40,661	-	-	-	108,746

Collectively evaluated
for impairment	25,751	40,438	1,152,589	197,787	976	11,289	387	1,429,217

Loans and Allowance for Loan Losses (by loan segment)

As of December 31, 2010

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,771,247	$479,303	$48,209,331	$8,380,407	$28,034	$621,420	$30,711	$60,520,453

Individually evaluated
for impairment	723,115	-	2,372,879	1,071,578	-	-	-	4,167,572

Collectively evaluated
for impairment	2,048,132	479,303	45,836,452	7,308,829	28,034	621,420	30,711	56,352,881

Allowance for loan losses:

Balance	46,335	2,876	1,140,786	241,243	746	9,178	989	1,442,153

Individually evaluated
for impairment	17,066	-	56,000	25,329	-	-	-	98,395

Collectively evaluated
for impairment	29,269	2,876	1,084,786	215,914	746	9,178	989	1,343,758

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loan portfolio at December 31, 2011 and 2010 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of December 31, 2011 and 2010.

Credit Exposure

Credit Risk Profile by Internally Assigned Grade

December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,711,932	$--	$656,273	$--	$2,368,205
Revolvers		--	--	--	--

Residential income	1,880,824	--	--	--	1,880,824

Commercial real estate:
Owner occupied	17,642,198	--	2,345,010	--	19,987,208
Non-owner occupied	21,044,610	290,358	2,494,517	--	23,829,485

Commercial and industrial:
Secured	2,840,543	--	1,142,687	--	3,983,230
Unsecured	3,200,770	223,798	675,047	--	4,099,615

Consumer	30,737	--	--	--	30,737

Installment	612,923	--	--	--	612,923

Other	10,684	--	--	--	10,684

Total	$48,975,221	$514,156	$7,313,534	$--	$56,802,911

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

Credit Exposure

Credit Risk Profile by Internally Assigned Grade

December 31, 2010

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,795,797	$--	$975,450	$--	$2,771,247
Revolvers	--	--	--	--	--

Residential income	479,303	--	--	--	$479,303

Commercial real estate:
Owner occupied	20,259,055	313,041	3,081,037	--	23,653,133
Non-owner occupied	22,206,112	802,731	1,547,355	--	24,556,198

Commercial and industrial:
Secured	2,470,494	150,000	1,732,331	--	4,352,825
Unsecured	3,485,320	231,852	310,410	--	4,027,582

Consumer	28,034	--	--	--	28,034

Installment	621,420	--	--	--	621,420

Other	30,711	--	--	--	30,711

Total	$51,376,246	$1,497,624	$7,646,583	$--	$60,520,453

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to the Company’s portfolio delinquencies by loan class and amount at December 31, 2011 and 2010:

Age Analysis of Past Due Loans (by Class)

As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,368,205	$2,368,205	$--

Residential income	--	--	--	--	1,880,824	$1,880,824	--

Commercial real estate:
Owner occupied	171,434	--	--	171,434	19,815,774	19,987,208	--
Non-owner occupied	--	--	--	--	23,829,485	23,829,485	--

Commercial and industrial:
Secured	--	--	--	--	3,983,230	3,983,230	--
Unsecured	--	--	--	--	4,099,615	4,099,615	--

Consumer	--	--	--	--	30,737	30,737	--

Installment	--	--	--	--	612,923	612,923	--

Other	--	--	--	--	10,684	10,684	--

Total	$171,434	$--	$--	$171,434	$56,631,477	$56,802,911	$--

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

Age Analysis of Past Due Loans (by Class)

As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,771,247	$2,771,247	$--

Residential income	--	--	--	--	479,303	479,303	--

Commercial real estate:
Owner occupied	--	--	440,723	440,723	23,212,410	23,653,133	--
Non-owner occupied	--	--	--	--	24,556,198	24,556,198	--

Commercial and industrial:
Secured	--	--	--	--	4,352,825	4,352,825	--
Unsecured	--	--	--	--	4,027,582	4,027,582	--

Consumer	--	--	--	--	28,034	28,034	--
				--
Installment	--	--	--	--	621,420	621,420	--

Other	--	--	--	--	30,711	30,711	--

Total	$--	$--	$440,723	$440,723	$60,079,730	$60,520,453	$--

The following tables are summaries of impaired loans by loan class at December 31, 2011 and 2010:

Impaired Loans (by Class)

For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$656,275	$656,275	$18,835	$805,914	$--

Commercial real estate:
Owner occupied	893,259	893,259	25,637	1,201,115	--
Non-owner occupied	822,769	822,769	23,613	851,886	--

Commercial and industrial:
Secured	1,232,839	1,232,839	40,661	1,238,994	--

Total:
One to four residential	$656,275	$656,275	$18,835	$805,914	$--
Commercial real estate	$1,716,028	$1,716,028	$49,250	$2,053,001	$--
Commercial and industrial	$1,232,839	$1,232,839	$40,661	$1,238,994	$--

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

Impaired Loans (by Class)

For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$723,115	$723,115	$17,066	$346,484	$--

Commercial real estate:
Owner occupied	1,492,530	1,492,530	35,224	685,117	--
Non-owner occupied	880,349	880,349	20,776	473,639	--

Commercial and industrial:
Secured	1,071,578	1,071,578	25,329	302,791	--

Total:
One to four residential	$723,115	$723,115	$17,066	$346,484	$--
Commercial real estate	$2,372,879	$2,372,879	$56,000	$1,158,756	$--
Commercial and industrial	$1,071,578	$1,071,578	$25,329	$302,791	$--

A summary of nonaccrual loans by loan class at December 31, 2011 and 2010 is as follows:

Loans on Nonaccrual Status (by Class)

	December 31, 2011	December 31, 2010
One to four residential:
Closed-end	$656,275	$723,115

Commercial real estate:
Owner occupied	893,259	1,492,530
Non-owner occupied	822,769	880,349

Commercial and industrial:
Secured	1,232,839	1,071,578

Total	$3,605,142	$4,167,572

The Company had one loan that was modified in a troubled debt restructuring during the year ended December 31, 2011. This commercial loan, whose balance was $100,869 as of December 31, 2011, is classified as a troubled debt restructuring because it was renewed at a below-market interest rate due to the borrower’s financial difficulties at the time of the restructuring. The loan is collateral dependent and has zero impairment; thus, no specific allowance has been established for this loan. The loan has not experienced a payment default subsequent to renewal through December 31, 2011.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.	Loans and Allowance for Loan Losses (Continued)

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,654,001 and $1,692,555 at December 31, 2011 and 2010, respectively.

Note 7.	Foreclosed Assets

At December 31, 2011 and 2010, foreclosed assets consisted of commercial properties valued at $439,317 and 516,534, respectively. No reserves for losses were recorded on the foreclosed property owned at December 31, 2011, while reserves for losses of approximately $56,000 were recorded as of December 31, 2010. Expenses applicable to foreclosed assets amounted to approximately $56,900 and $65,500 for the years ended December 31, 2011 and 2010, respectively. These amounts are included in “other operating expenses” in the consolidated statements of income. Gains of $61,151 and $235,766 were recognized on the sale of foreclosed assets for the years ended December 31, 2011 and 2010, respectively.

Note 8.	Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2011	2010

Land	$1,868,422	$1,868,422
Building	3,212,729	3,212,729
Furniture, fixtures and equipment	989,731	1,008,521
Building and Leasehold improvements	1,367,341	1,424,415
Automobile	39,544	39,544

	7,477,767	7,553,631
Less accumulated depreciation and amortization	1,034,014	1,210,961

	$6,443,753	$6,342,670

Depreciation and amortization expense for years ended December 31, 2011, 2010 and 2009 amounted to $224,323, $172,647, and $150,409, respectively.

In December 2009, the Company acquired a building in Rancho Cucamonga, California. The building is utilized for the new branch location which opened in April 2010. In July 2010, the Company acquired a building in Chino, California for the relocation of the Company’s main branch and administrative headquarters. The office opened on January 10, 2011.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 9.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2011 and 2010 was $12,163,266 and $16,385,864, respectively.

At December 31, 2011, the scheduled maturities of total time deposits were as follows:

Within 1 year	$16,708,630
After 1 year through 3 years	154,762

$16,863,392

Note 10.	Subordinated Notes Payable to Subsidiary Trusts

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

The Subordinated Debt Securities bore interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011. On December 15, 2011 the interest rate became a variable interest rate equal to LIBOR (adjusted quarterly) plus 1.68%. LIBOR at December 15, 2011 was 0.54625% resulting in an interest rate of 2.22625% from December 15, 2011 to March 14, 2012.

As of December 31, 2011 and 2010, accrued interest payable to the Trust amounted to $104,911 and $8,494, respectively. Interest for Trust Preferred Securities amounted to $198,342 and $203,850, respectively, for the years ended December 31, 2011 and 2010. The Company relies on dividends from the Bank in order to make such payments and the Bank is restricted from making dividend payments to the Company without prior supervisory non-objection from the Office of the Comptroller of the Currency (the “OCC”)(see Note 21). In addition, the Company must obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRB”) to make such payments (see Note 21). Therefore, the Company has elected to defer three quarterly interest payments beginning with the payment due September 15, 2011, pending the conclusion of the Company’s stock offering (see Note 27).

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 11.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain officers, directors and companies with which it is associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows as of and for the year ended December 31:

	2011	2010

Balance January 1	$1,248,507	$1,032,982
Advances	47,000	1,506,795
Eliminated due to retired Board member	--	(917,416)
Repayments, net of borrowings	(118,166)	(373,854)

Balance as of December 31	$1,177,341	$1,248,507

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $5,767,441 and $5,021,059, respectively.

Note 12.	Federal Home Loan Bank Borrowings

As a member of the FHLB, the Bank may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank has a line of credit of $22,129,485 with no advances outstanding at December 31, 2011 and 2010. At December 31, 2009, the Bank had advances outstanding of $994,000, which matured on January 3, 2010 at an annual rate of 0.03%.

On December 21, 2005, the Bank entered into a standby letter of credit with the FHLB for $800,000. This stand-by letter of credit remains in place as collateral for local agency deposits at the Bank.

Note 13.	Federal Funds Lines of Credit

The Bank had a total of $5.5 million and $9.0 million in Federal funds lines of credit with various banks at December 31, 2011 and December 31, 2010, respectively. There were no borrowings outstanding at December 31, 2011 and 2010.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 14.	Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2011	2010	2009
Current tax provision:
Federal	$293,360	$44,451	$347,465
State	124,565	59,989	100,710

	417,925	104,440	448,175
Deferred tax provision (benefit):
Federal	(146,267)	38,327	(237,225)
State	(41,973)	(13,123)	(44,631)

	(188,240)	25,204	(281,856)

	$229,685	$129,644	$166,319

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 14.	Income Taxes (Continued)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for years ended December 31:

	2011	2010	2009

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Tax-exempt earnings on life insurance policies	(4.3)	(6.6)	(5.4)
Tax-exempt interest from municipal bonds	(2.4)	(3.8)	(2.4)
Other, net	(0.3)	(1.0)	(1.2)

Effective tax rate	34.2%	29.8%	32.2%

The components of the net deferred tax asset, included in other assets on the statements of financial condition, were as follows at December 31:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$528,417	$483,452
Start-up expenses	7,089	7,835
State tax	43,279	5,182
Foreclosed asset expenses	--	23,129
Deferred compensation and benefits	159,574	131,994
Non-accrual interest	155,515	25,206

	893,874	676,798

Deferred tax liabilities:
FHLB stock dividends	(31,963)	(31,963)
Cash to accrual conversion for tax purposes	--	(9,143)
Depreciation and amortization	(93,739)	(55,755)
Unrealized gain on securities available for sale	(55,664)	(52,983)

	(181,366)	(149,844)

Net deferred tax asset	$712,508	$526,954

Tax years ended December 31, 2008 through December 31, 2011 remain subject to examination by the Internal Revenue Service. Tax years ended December 31, 2007 through December 31, 2011 remain subject to examination by the California Franchise Tax Board.

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2011	2010

Undisbursed loans	$3,590,044	$5,557,650
Letters of credit	82,804	--

Commitments to grant loans are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Included in December 31, 2011 undisbursed commitments were $406,247 of commitments at fixed rates. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, income-producing commercial properties, residential properties, and properties under construction.

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

Rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $9,073, $98,574, and $86,810, respectively.

Employment Agreement

The Company entered into a three-year employment agreement with a key officer expiring in July 2012. The agreement provides for an annual base salary plus an incentive bonus equal to 5% of the Company’s net income. In addition, the key officer may receive a discretionary bonus determined by the Board of Directors. Employment may be terminated for cause, as defined, without incurring obligations. In the event of termination without cause, the key officer is entitled to severance compensation equal to at least six months’ salary.

Note 17.	Concentration of Risk

The Bank grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 81% and 85% of total loans held for investment at December 31, 2011 and 2010, respectively. The Bank has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 10% and 8% of total deposits on December 31, 2011 and 2010, respectively. Four escrow companies accounted for 8% and 6% of total deposits on December 31, 2011 and 2010, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 18.	Employee Benefit Plan

On January 1, 2001, the Bank began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 100% of their compensation subject to certain limits based on Federal tax law. The Bank has implemented the Plan based on safe harbor provisions. Under the Plan, the Bank will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2011, 2010 and 2009, the Bank matching contributions attributable to the Plan amounted to $51,368, $48,993, and $48,596, respectively.

Note 19.	Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2011 and 2010, respectively, is $347,969 and $354,713 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 20.	Stock-Based Compensation

The Company’s stock option plan expired on July 13, 2010. The plan allowed the Board to grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2009, 108,405 options were available for granting. At December 31, 2011 and 2010, 12,402 and 13,628 options, respectively, were outstanding. The Plan provided that the exercise price of these options should not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years.

There were no options granted in 2011 and 2010. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 20.	Stock-Based Compensation (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the year then ended are as follows:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	13,628	$10.41	97,394	$7.32
Options granted	--	$--	--	$--
Options exercised	(1,226)	$8.67	(82,541)	$6.79
Options forfeited	--	$--	(1,225)	$8.67
Outstanding at year-end	12,402	$10.58	13,628	$10.41

Options exercisable at year-end	12,402	$10.58	13,628	$10.41

Information pertaining to options outstanding at December 31, 2011 is as follows:

Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$8.67	4,902	1.2 years	4,902	$8.67
$11.83	7,500	1.5 years	7,500	$11.83

	12,402	1.4 years	12,402

The intrinsic value of options exercised during the year ended December 31, 2011 was $405. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2011 was $1,618. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $9.00 as of December 31, 2011, which would have been received by the option holders had those option holders exercised those options as of that date.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 21.	Regulatory Capital

Minimum Regulatory Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank has also agreed to the OCC establishing higher than normal capital ratios for the Bank (see Note 21). The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table. Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

	2011
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$11,358	16.44%	$5,528	8.00%	$6,910	10.00%
Bank	$11,386	16.51%	$5,516	8.00%	$6,895	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$9,857	14.26%	$2,764	4.00%	$4,146	6.00%
Bank	$10,506	15.24%	$2,758	4.00%	$4,137	6.00%

Tier 1 capital to average assets:
Consolidated	$9,857	9.19%	$4,292	4.00%	$5,365	5.00%
Bank	$10,506	9.81%	$4,285	4.00%	$5,357	5.00%

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 21. Regulatory Capital (Continued)

Minimum Regulatory Requirements (continued)

	2010
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$10,993	14.72%	$5,974	8.00%	$7,467	10.00%
Bank	$10,778	14.48%	$5,953	8.00%	$7,442	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$9,280	12.43%	$2,987	4.00%	$4,480	6.00%
Bank	$9,841	13.22%	$2,977	4.00%	$4,465	6.00%

Tier 1 capital to average assets:
Consolidated	$9,280	8.28%	$4,481	4.00%	$5,602	5.00%
Bank	$9,841	8.80%	$4,471	4.00%	$5,589	5.00%

Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (“the Agreement”) with the OCC, the Bank’s primary regulator. The Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC. Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status.

The Agreement requires the Bank to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non-objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions. The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Regulatory Agreements (Continued)

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and maintained the ratios above the required minimums, thereafter. As of December 31, 2011 the Bank’s Leverage Capital Ratio was 9.81% and its Total Risk-Based Capital Ratio was 16.51%.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any payments on trust preferred securities, making any capital distributions, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

Note 22.	Restrictions on Dividends

The Company’s ability to declare dividends, as a bank holding company that currently has no significant assets other than its equity interest in the Bank, depends primarily upon dividends it receives from the Bank. The Bank's dividend practices in turn depend upon legal restrictions, the Bank's earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank's Board of Directors at that time. The Bank is also required to obtain the prior supervisory non-objection of the OCC to pay dividends to the Company, and the Company is required to obtain the prior written approval of the FRB to pay dividends to its shareholders or to receive dividends from the Bank (see Note 21).

Note 23.	Stock Repurchase Plan

On October 19, 2006, the Company’s Board of Directors approved a stock repurchase program for the Company to purchase up to $3 million of its common stock in open market transactions or in privately negotiated transactions. The repurchase program was initially approved for a period of 12 months. The Company utilized the proceeds of $3.0 million from the Subordinated Debt Securities (see Note 10) for stock repurchases. The repurchase program was extended during the years ended December 31, 2010 and 2009 for an additional authorization of $600,000 and $200,000, respectively. The repurchase program expired in February 2011.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 23.	Stock Repurchase Plan (Continued)

Since commencement in 2006 through December 31, 2010, a total of 190,228 common shares have been repurchased under the program for a total aggregate purchase price of $3,740,595 and an average price $19.66. During the year ended December 31, 2011, the Company did not repurchase common shares. During the years ended December 31, 2010 and 2009, the Company repurchased 33,288, and 16,785, respectively, of common shares at an average price of $13.89, and $10.63, respectively.

Note 24.	Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2011	2010	2009

Data processing fees	$366,487	$355,520	$286,726
Deposit products and services	87,449	124,374	120,358
Professional fees	355,681	280,918	181,892
Regulatory assessments	231,329	222,599	220,652
Advertising and marketing	59,830	63,119	64,107
Directors' fees and expenses	72,264	67,477	72,136
Other operating expense	333,487	450,335	367,476

	$1,506,527	$1,564,342	$1,313,347

Note 25.	Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp.

Statements of Financial Condition

December 31, 2011 and 2010

ASSET	2011	2010

Cash and cash equivalents	$25,455	$41,897
Investment in subsidiaries	10,586,424	10,009,926
Other assets	188,822	137,479

Total assets	$10,800,701	$10,189,302

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 25.	Condensed Financial Statements of Parent Company

Liabilities and Shareholders' Equity	2011	2010

Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	235,675	80,045

	3,328,675	3,173,045
Shareholders' equity
Common stock	2,760,813	2,750,285
Retained earnings	4,631,609	4,190,208
Accumulated other comprehensive income	79,604	75,764

Total shareholders' equity	7,472,026	7,016,257

Total liabilities and shareholders' equity	$10,800,701	$10,189,302

Statements of Income

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income:
Dividend from Chino Commercial Bank, N.A	$--	$--	$325,000

Expense:
Interest expense	198,342	203,850	203,850
Salaries and benefits	38,924	42,059	40,362
Legal and professional fees	143,025	192,978	126,697
Other expense	801	5,829	5,675

Total expense	381,092	444,716	376,584
Loss before income taxes and equity in
undistributed net income of subsidiary	(381,092)	(444,716)	(51,584)
Income tax benefit	(156,836)	(183,020)	(154,981)

	(224,256)	(261,696)	103,397

Equity in undistributed net income of subsidiary	665,657	566,997	247,274

Net income	$441,401	$305,301	$350,671

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 25.	Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating Activities
Net income	$441,401	$305,301	$350,671
Equity in undistributed income of subsidiary	(665,657)	(566,997)	(247,274)
Decrease in other assets	41,555	22,330	50,653
Increase in other liabilities	155,630	4,839	8,097

Net cash provided by (used in)

operating activities	(27,071)	(234,527)	162,147

Financing Activities
Payments to repurchase and retire
common stock	--	(462,422)	(178,500)
Proceeds from exercise of stock options	10,629	560,268	51,981

Net cash provided by (used in)
financing activities	10,629	97,846	(126,519)

Net increase (decrease) in cash and
cash equivalents	(16,442)	(136,681)	35,628

Cash and cash equivalents, beginning of year	41,897	178,578	142,948

Cash and cash equivalents, end of year	$25,455	$41,897	$178,576

Supplementary Information
Interest paid	$104,501	$209,002	$209,002

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at December 31, 2011 and 2010.

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

Financial assets measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale at December 31, 2011, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Fair Value Measurements (Continued)

The table below presents the balance of investment securities available for sale at December 31 the fair value of which is measured on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Securities Available for Sale
At December 31, 2011
Municipal bonds	$--	$796,098	$--	$796,098
Mortgage-backed securities	--	2,176,322	--	2,176,322

Total	$--	$2,972,420	$--	$2,972,420

At December 31, 2010
Municipal bonds	$--	$753,616	$--	$753,616
Mortgage-backed securities	--	3,953,378	--	3,953,378

Total	$--	$4,706,994	$--	$4,706,994

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2011
Impaired loans	$--	$1,142,547	$2,353,849	$3,496,396
Foreclosed asset	--	439,317	--	439,317

Total	$--	$1,581,864	$2,353,849	$3,935,713

At December 31, 2010
Impaired loans	$--	$1,108,110	$2,961,067	$4,069,177
Foreclosed asset	--	516,534	--	516,534

Total	$--	$1,624,644	$2,961,067	$4,585,711

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Fair Value Measurements (Continued)

Fair Value Measurements Using Fair Value Hierarchy

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

At December 31, 2011, the Company had 11 impaired loans that are measured for impairment on a non-recurring basis. Management measured for impairment using the fair value of the collateral for collateral dependent loans, which had a carrying amount of $3,605,142, with a valuation allowance of $108,746 at December 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $4,167,572, with a valuation allowance of $98,395.

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

At December 31, 2011, the Company has one foreclosed asset (a real property) that is measured for impairment on a non-recurring basis. Management used Level 2 inputs to determine the fair value.

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31 are as follows:

	2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$17,524,054	$17,524,054
Interest-bearing deposits with other banks	13,339,252	13,345,914
Investment securities available for sale	2,972,420	2,972,420
Investment securities held to maturity	9,652,630	9,860,534
Stock investments	667,700	667,700
Loans, net	55,235,841	55,273,195
Trups common securities	93,000	93,000
Accrued interest receivable	275,976	275,976

Financial liabilities:
Deposits	98,103,558	98,115,534
Subordinated Debenture	3,093,000	3,093,000
Accrued interest payable	139,646	139,646

	2010
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$7,701,641	$7,701,641
Interest-bearing deposits with other banks	19,378,252	19,407,125
Investment securities available for sale	4,706,994	4,706,994
Investment securities held to maturity	12,153,915	12,301,643
Stock investments	626,250	626,250
Loans, net	59,051,096	59,014,060
Trups common securities	93,000	97,475
Accrued interest receivable	382,943	382,943

Financial liabilities:
Deposits	102,999,556	103,053,843
Subordinated Debenture	3,093,000	3,241,835
Accrued interest payable	104,967	104,967

Note 27.	Subsequent Event

On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share of common stock and the Company proposed to offer up to 224,494 shares, plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The shareholder rights were extended to and expired on February 22, 2012. The offering to the public commenced on February 23, 2012 and will expire on March 31, 2012 unless extended. A partial closing of the offering occurred on March 8, 2012, at which time proceeds received from shareholders were $317,966 net of offering expense. Additional funds received from investors in the public offering totaling $349,900 were also included in the partial closing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control

There were no significant changes in the Company's internal control over financial reporting or in other factors in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2011 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be furnished pursuant to this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities,” above.

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

Item 15: Exhibits

(a)	Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp[1]
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman[2]
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association,as Trustee and Chino Commercial Bancorp as Issuer[3]
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman[4]
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Net Income Per Share[5]
21	Subsidiaries of Registrant[6]
23	Consent of Hutchinson and Bloodgood, LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

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

5 Included in Note 9 to the Consolidated Financial Statement included herein.

6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 30, 2012	CHINO COMMERCIAL BANCORP

		By:	/s/Dann H. Bowman
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

Signature	Title	Date

/s/Dann H. Bowman	Director, President, and	March 30, 2012
Dann H. Bowman	Chief Executive Officer
(Principal Executive Officer)

/s/ Bernard Wolfswinkel_	Chairman of the Board, Director	March 30, 2012
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	March 30, 2012
H. H. Kindsvater	Director

/s/Linda Cooper	Director	March 30, 2012
Linda Cooper

/s/Michael Di Pietro	Director	March 30, 2012
Michael De Pietro

/s/Richard Malooly	Director	March 30, 2012
Richard Malooly

/s/Thomas Woodbury	Director	March 30, 2012
Thomas Woodbury, D.O.

/s/Jeanette Young	Director and Corporate	March 30, 2012
Jeanette Young	Secretary

