Form 10-Q
period 2012-03-31
Chino Commercial Bancorp
filed 2012-05-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☑ No

On April 30, 2012, there were 829,402 shares of Chino Commercial Bancorp Common Stock outstanding.

TABLE OF CONTENTS

Page

Part I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Changes in Shareholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations	21
Forward Looking Information	21
Recent Developments	21
Overview of the Results of Operations and Financial Condition	22
Earnings Performance	23
Net Interest Income and Net Interest Margin	24
Provision for Loan Losses	26
Non-Interest Income and Non-Interest Margin	26
Provision for Income Taxes	29
Financial Condition	29
Loan Portfolio	29
Off-Balance Sheet Arrangements	30
Non-performing Assets	30
Allowance for Loan Losses	31
Investment Portfolio	34
Deposits	34
Borrowings	35
Shareholders Equity	35
Liquidity	35
Capital Resources	36

Item 3. Qualitative & Quantitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

Part II – Other Information	41
Item 1. – Legal Proceedings	41
Item 1A. – Risk Factors	41
Item 2. – Unregistered Sale of Equity Securities and Use of Proceeds	41
Item 3. – Defaults upon Senior Securities	41
Item 4. – (Removed and Reserved)	41
Item 5. – Other Information	41
Item 6. – Exhibits	41
Signatures	42

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$4,721,765	$3,358,177
Federal funds sold	17,699,876	14,165,877
Total cash and cash equivalents	22,421,641	17,524,054
Interest-bearing deposits in other banks	13,091,252	13,339,252
Investment securities available for sale	2,693,033	2,972,420
Investment securities held to maturity (fair value approximates
$9,205,000 at March 31, 2012 and $9,861,000 at December 31, 2011)	9,000,590	9,652,630
Total investments	24,784,875	25,964,302
Loans
Real estate	45,687,885	46,184,898
Commercial	9,587,635	9,974,353
Installment	372,459	643,660
Gross loans	55,647,979	56,802,911
Unearned fees and discounts	(156,756)	(29,107)
Loans net of unearned fees and discount	55,491,223	56,773,804
Allowance for loan losses	(1,535,243)	(1,537,963)
Net loans	53,955,980	55,235,841
Accrued interest receivable	265,631	275,976
Restricted stock	667,700	667,700
Fixed assets, net	6,407,441	6,443,753
Foreclosed assets	0	439,317
Prepaid & other assets	2,888,910	3,154,650
Total assets	$111,392,178	$109,705,593
LIABILITIES:
Deposits
Non-interest bearing	$49,288,661	$47,188,644
Interest bearing
NOW and money market	31,423,967	32,241,986
Savings	2,254,938	1,809,536
Time deposits less than $100,000	4,900,481	4,700,126
Time deposits of $100,000 or greater	11,146,318	12,163,266
Total deposits	99,014,365	98,103,558
Accrued interest payable	161,160	139,646
Accrued expenses & other payables	770,186	897,363
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	103,038,711	102,233,567
SHAREHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 829,402 shares and 749,540 shares at March 31, 2012 and December 31, 2011, respectively.	3,441,723	2,760,812
Retained earnings	4,835,568	4,631,610
Accumulated other comprehensive income	76,176	79,604
Total shareholders' equity	8,353,467	7,472,026
Total liabilities & shareholders' equity	$111,392,178	$109,705,593
The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
	March 31
	2012	2011
Interest income
Investment securities and due from banks	$107,535	$169,848
Interest on Federal funds sold	7,848	2,605
Interest and fee income on loans	883,179	1,012,779
Total interest income	998,562	1,185,232
Interest expense
Deposits	84,869	114,898
Other borrowings	18,203	50,963
Total interest expense	103,072	165,861
Net interest income	895,490	1,019,371
Provision for loan losses	0	5,522
Net interest income after
provision for loan losses	895,490	1,013,849
Non-interest income
Service charges on deposit accounts	311,493	304,657
Gain on sale of foreclosed assets	93,871	61,151
Other miscellaneous income	49,934	7,250
Dividend income from restricted stock	3,428	2,770
Income from bank-owned life insurance	17,092	17,225
Total non-interest income	475,818	393,053
Non-interest expenses
Salaries and employee benefits	573,281	587,399
Occupancy and equipment	106,099	114,581
Data and item processing	89,013	96,972
Advertising and marketing	13,056	16,153
Legal and professional fees	69,109	70,233
Regulatory assessments	55,864	75,447
Insurance	12,467	10,425
Directors' fees and expenses	25,545	15,601
Other expenses	101,541	94,318
Total non-interest expenses	1,045,975	1,081,129
Income before income tax expense	325,333	325,773
Income tax expense	121,374	122,468
Net income	$203,959	$203,305
Basic earnings per share	$0.26	$0.27
Diluted earnings per share	$0.26	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

2

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended
	March 31
	2012	2011

Net income	$203,959	$203,305

Other comprehensive income (loss), net of tax effects
Net unrealized holding gains (losses) on securities
available for sale during the period (tax effects of
($2,482) and $5,215)	(3,428)	7,201

Total comprehensive income	$200,531	$210,506
The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2010 (audited)	748,314	$2,750,285	$4,190,208	$75,764	$7,016,257
Net income			441,401		441,401
Change in unrealized gain on securities
available for sale, net of tax	3,840	3,840
Exercise of stock options, including
tax benefit	1,226	10,528	10,528
Balance at December 31, 2011 (audited)	749,540	2,760,813	4,631,609	79,604	7,472,026
Net income	203,959	203,959
Change in unrealized gain on securities
available for sale, net of tax	(3,428)	(3,428)
Net proceeds from secondary stock
offering	79,862	680,910	680,910
Balance at March 31, 2012 (unaudited)	829,402	$3,441,723	$4,835,568	$76,176	$8,353,467

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$203,959	$203,305
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	0	5,522
Depreciation and amortization	56,299	53,843
Net amortization (accretion) of investment securities	17,151	18,229
Amortization of deferred loan (fees) costs	127,649	4,714
Loss on disposition of equipment	0	314
Gain on sale of foreclosed assets	(93,871)	(61,151)
Deferred income tax (benefit)	(68,270)	(30,286)
Net changes in:
Accrued interest receivable	10,346	(43,683)
Other assets	336,410	203,684
Accrued interest payable	21,514	(27,284)
Other liabilities	(127,177)	(10,495)
Net cash provided by operating activities	484,010	316,712

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	248,000	3,717,000
Activity in investment securities available for sale
Repayments and calls	273,822	155,230
Activity in investment securities held to maturity
Repayments and calls	634,626	629,379
Redemption of stock investments, restricted	0	16,300
Loan originations and principal collections, net	1,152,212	1,087,993
Proceeds from sale of foreclosed assets	533,188	577,685
Purchase of premises and equipment	(19,987)	(200,257)
Net cash provided by investing activities	2,821,860	5,983,330

Cash Flows from Financing Activities
Net change in deposits	910,807	754,578
Proceeds from stock offering	680,910	0
Net cash provided by financing activities	1,591,717	754,578
Net increase in cash and cash equivalents	4,897,587	7,054,620

Cash and Cash Equivalents at Beginning of Period	17,524,054	7,701,641
Cash and Cash Equivalents at End of Period	$22,421,641	$14,756,261

Supplemental Information
Interest paid	$81,558	$193,145
Income taxes paid	$-	$-
Supplemental Disclosures of Noncash Investing and Financing Activities
Loans to facilitate the sale of foreclosed assets	$427,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to the Accounting Standards codification (ASC) 810, Consolidation, Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

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

Note 2 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.GAAP) for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

Note 3 – Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. There were no significant changes to the Company’s critical accounting policies discussed in the Form 10-K for the year ended December 31, 2011.

Note 4 – Recent Accounting Pronouncements:

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The required disclosures became effective for the Company on January 1, 2012, and are reflected in Note 11. The provisions of this update had no impact on the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the Statement of Shareholders' Equity. The update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the provisions of this update on January 1, 2012 and therefore has presented other comprehensive income in conformity with the new reporting requirements as of March 31, 2012. The provisions of this update had no impact on the Company’s financial position, results of operation or cash flows.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at March 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,433	$46,755	$-	$790,188
Mortgage-backed securities	1,820,160	82,685	-	1,902,845
	$2,563,593	$129,440	$-	$2,693,033

Securities held to maturity:
Municipal bonds	$431,108	$2,231	$-	$433,339
Federal agency	2,500,000	4,283	-	2,504,283
Mortgage-backed securities	6,039,099	197,436	-	6,236,535
Corporate	30,383	524	-	30,907
	$9,000,590	$204,474	$-	$9,205,064

The amortized cost and fair value of investment securities as of March 31, 2012 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$-	$-	$30,383	$30,907
After 1 year through 5 years	-	-	-	-
After 5 years through 10 years	-	-	2,931,108	2,937,622
After 10 years through 17 years	743,433	790,188	-	-
Mortgage-backed securities	1,820,160	1,902,845	6,039,099	6,236,535
	$2,563,593	$2,693,033	$9,000,590	$9,205,064

There are no securities with gross unrealized losses at March 31, 2012.

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

In the recent past, unrealized losses were related to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company has the ability to hold these securities until estimated maturity, no declines are deemed to be other than temporary.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2011, the Company had 11 impaired loans totaling $3,605,142, all of which were on a non-accrual basis. Only one of those loans was past due over 30 days. At March 31, 2012, the Company had 10 impaired loans totaling $2,471,101, all of which were on a non-accrual basis and none of which was past due over 30 days. There was one accruing loan past due over 30 days totaling $75,000 and one overdraft past due for 60 days totaling $34 at March 31, 2012.

Changes in the allowance for loan losses by loan segment are summarized as follows for three months ended March 31, 2012 and 2011:

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2012	$44,586	$40,438	$1,201,839	$238,448	$976	$11,289	$387	$1,537,963
Provision for loan
losses	(5,987)	(328)	29,769	(24,701)	2,688	(1,389)	(52)	-

Loans charged off	-	-	-	-	(2,720)	-	-	(2,720)

Recoveries	-	-	-	-	-	-	-	-

Ending Balance
March 31, 2012	$38,599	$40,110	$1,231,608	$213,747	$944	$9,900	$335	$1,535,243

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2011	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153
Provision for loan
losses	1,902	6,630	(4,382)	1,655	(325)	213	(171)	5,522

Loans charged off	-	-	-	-	-	-	-	-

Recoveries	-	-	-	-	-	-	-	-

Ending Balance
March 31, 2011	$48,237	$9,506	$1,136,404	$242,898	$421	$9,391	$818	$1,447,675

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,643,855 and $1,654,001 at March 31, 2012 and December 31, 2011, respectively.

The following tables present loans and the allowance for loan losses by segment as of March 31, 2012 and December 31, 2011:

Loans and Allowance for Loan Losses (by loan segment)
As of March 31, 2012

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,394,606	$1,865,592	$43,293,279	$7,712,787	$34,752	$337,707	$9,256	$55,647,979

Individually evaluated
for impairment	182,642	-	1,091,719	1,196,740	-	-	-	2,471,101

Collectively evaluated
for impairment	2,211,964	1,865,592	42,201,560	6,516,047	34,752	337,707	9,256	53,176,878

Allowance for loan losses:

Balance	38,599	40,110	1,231,608	213,747	944	9,900	335	1,535,243

Individually evaluated
for impairment	5,242	-	38,660	34,347	-	-	-	78,249

Collectively evaluated
for impairment	33,357	40,110	1,192,948	179,400	944	9,900	335	1,456,994

Loans and Allowance for Loan Losses (by loan segment)
As of December 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,368,205	$1,880,824	$43,816,693	$8,082,845	$30,737	$612,923	$10,684	$56,802,911

Individually evaluated
for impairment	656,275	-	1,716,028	1,232,839	-	-	-	3,605,142

Collectively evaluated
for impairment	1,711,930	1,880,824	42,100,665	6,850,006	30,737	612,923	10,684	53,197,769

Allowance for loan losses:

Balance	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963

Individually evaluated
for impairment	18,835	-	49,250	40,661	-	-	-	108,746

Collectively evaluated
for impairment	25,751	40,438	1,152,589	197,787	976	11,289	387	1,429,217

Management divides the loan portfolio into portfolio segments for purposes of developing and documenting a systematic method for determining its allowance for loan losses. The portfolio is segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is divided into the following portfolio segments.

One to Four Family Residential. This portfolio segment consists of the origination of first mortgage loans and home equity second mortgage loans secured by one-to four-family owner occupied residential properties located in the Company’s market area. The Company has experienced no foreclosures on its owner occupied loan portfolio since May 2011 and believes this is due mainly to its conservative lending strategies including its non-participation in “interest only”, “Option ARM,” “sub-prime” or “Alt-A” loans.

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

The following tables summarize the loan portfolio at March 31, 2012 and December 31, 2011 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)

As of March 31, 2012

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$2,211,964	$--	$182,642	$--	$2,394,606

Residential income	1,865,592	--	--	--	1,865,592

Commercial real estate:
Owner occupied	19,116,867	-	1,605,226	--	20,722,093
Non-owner occupied	19,690,673	288,802	2,591,711	--	22,571,186

Commercial and industrial:
Secured	2,311,584		175,082	--	2,486,666
Unsecured	3,735,388	210,124	1,280,609	--	5,226,121

Consumer	34,752	--	--	--	34,752

Installment	337,707	--	--	--	337,707

Other	9,256	--	--	--	9,256

Total	$49,313,783	$498,926	$5,835,270	$-	$55,647,979

Credit Quality Indicators (by loan class)

As of December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,711,932	$--	$656,273	$--	$2,368,205

Residential income	1,880,824	--	--	--	1,880,824

Commercial real estate:
Owner occupied	17,642,198	-	2,345,010	--	19,987,208
Non-owner occupied	21,044,610	290,358	2,494,517	--	23,829,485

Commercial and industrial:
Secured	2,840,543	-	1,142,687	--	3,983,230
Unsecured	3,200,770	223,798	675,047	--	4,099,615

Consumer	30,737	--	--	--	30,737

Installment	612,923	--	--	--	612,923

Other	10,684	--	--	--	10,684

Total	$48,975,221	$514,156	$7,313,534	$-	$56,802,911

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

When assets are classified as special mention, substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, which can require that we establish additional loss allowances. Management regularly reviews its asset portfolio to determine whether any assets require reclassification in accordance with applicable regulations.

The following tables set forth certain information with respect to delinquencies in the Company’s portfolio by loan class and amount as of March 31, 2012 and December 31, 2011:

Age Analysis of Past Due Loans (by class)

As of March 31, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,394,606	$2,394,606	$--

Residential income	--	--	--	--	1,865,592	$1,865,592	--

Commercial real estate:
Owner occupied	--	--	--	--	20,722,093	20,722,093	--
Non-owner occupied	--	--	--	--	22,571,186	22,571,186	--

Commercial and industrial:
Secured	--	--	--	--	2,486,666	2,486,666	--
Unsecured	75,000	--	--	75,000	5,151,121	5,226,121	--

Consumer	--	--	--	--	34,752	34,752	--

Installment	--	--	--	--	337,707	337,707	--

Other	--	34	--	34	9,222	9,256	--

Total	$75,000	$34	$--	$75,034	$55,572,945	$55,647,979	$--

Age Analysis of Past Due Loans (by class)

As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,368,205	$2,368,205	$--

Residential income	--	--	--	--	1,880,824	$1,880,824	--

Commercial real estate:
Owner occupied	171,434	--	--	171,434	19,815,774	19,987,208	--
Non-owner occupied	--	--	--	--	23,829,485	23,829,485	--

Commercial and industrial:
Secured	--	--	--	--	3,983,230	3,983,230	--
Unsecured	--	--	--	--	4,099,615	4,099,615	--

Consumer	--	--	--	--	30,737	30,737	--

Installment	--	--	--	--	612,923	612,923	--

Other	--	--	--	--	10,684	10,684	--

Total	$171,434	$--	$--	$171,434	$56,631,477	$56,802,911	$--

The following tables summarize impaired loans by loan class as of and for the period ended March 31, 2012 and December 31, 2011:

Impaired Loans (by loan class)

As of and For the Three Months Ended March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$182,642	$182,642	$5,242	$534,627	$--

Commercial real estate:
Owner occupied	164,034	164,034	4,708	706,496	--
Non-owner occupied	927,685	927,685	33,904	845,243	--

Commercial and industrial:
Secured	1,196,740	1,196,740	34,346	1,216,243	--

Total:
One to four residential	$182,642	$182,642	$5,242	$534,627	$--
Commercial real estate	$1,091,719	$1,091,719	$38,612	$1,551,739	$--
Commercial and industrial	$1,196,740	$1,196,740	$34,346	$1,216,243	$--

Impaired Loans (by loan class)

As of and For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$656,275	$656,275	$18,835	$805,914	$--

Commercial real estate:
Owner occupied	893,259	893,259	25,637	1,201,115	--
Non-owner occupied	822,769	822,769	23,613	851,886	--

Commercial and industrial:
Secured	1,232,839	1,232,839	40,661	1,238,994	--

Total:
One to four residential	$656,275	$656,275	$18,835	$805,914	$--
Commercial real estate	$1,716,028	$1,716,028	$49,250	$2,053,001	$--
Commercial and industrial	$1,232,839	$1,232,839	$40,661	$1,238,994	$--

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	March 31, 2012	December 31, 2011
One to four residential:
Closed-end	$182,642	$656,275

Commercial real estate:
Owner occupied	164,034	893,259
Non-owner occupied	927,685	822,769

Commercial and industrial:
Secured	1,196,740	1,232,839

Total	$2,471,101	$3,605,142

A summary of troubled debt restructurings that occurred in the reporting period is as follows:

Modifications (by class)

For three-month period ended March 31, 2012

			Post-
		Pre-Modification	Modification	Recorded
	Number	Outstanding	Outstanding	Investment
	of	Recorded	Recorded	at
	Loans	Investment	Investment	03/31/12
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	1	$120,424	$120,424	$119,776

Commercial and industrial:
Secured	1	451,897	451,897	445,991
Unsecured	1	54,472	54,472	50,607

The Company had three loans that were modified in troubled debt restructurings during the period ended March 31, 2012. These modifications are classified as troubled debt restructurings because they were renewed at below-market interest rates due to the borrowers’ financial difficulties at the time of the restructuring. The loans are collateralized dependent and have zero impairment, thus no specific allowance has been established for these loans.

All loans modified in a trouble debt restructurings performed as agreed subsequent to the restructuring. The Company had no troubled debt restructurings in the three-month period ended March 31, 2011.

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

The Subordinated Debt Securities bore interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011. On December 15, 2011 the interest rate became a variable interest rate equal to LIBOR (adjusted quarterly) plus 1.68%. LIBOR at December 15, 2011 was 0.54625% resulting in an interest rate of 2.22625% from December 15, 2011 to March 14, 2012. LIBOR at March 15, 2012 was 0.473650% resulting in an interest rate of 2.15365% from March 15 to June 14, 2012.

As of March 31, 2012 and 2011, accrued interest payable to the Trust amounted to $123,114 and $8,494, respectively. Interest for Trust Preferred Securities amounted to $18,203 and $50,963, respectively, for the quarters ended March 31, 2012 and 2011. The Company relies on dividends from the Bank in order to make such payments and the Bank is restricted from making dividend payments to the Company without prior supervisory non-objection from the Office of the Comptroller of the Currency (the “OCC”). In addition, the Company must obtain the approval of the Federal Reserve Bank of San Francisco (the “FRB”) prior to making such payments. Therefore, the Company has elected to defer three quarterly interest payments beginning with the payment due September 15, 2011, pending the conclusion of the Company’s stock offering. (See “Item 2 – Recent Developments – Pending Capital Raise)

Note 8 – Stock Based Compensation

The Company’s stock option plan expired on July 13, 2010. The plan allowed the board to grant incentive stock options to officers and employees and non-qualified stock options to the directors, officers and employees. At March 31, 2012 and 2011, 12,402 and 13,628 options, respectively, were outstanding. All outstanding options are fully vested.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three months ended March 31, 2012 and 2011.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended March 31,
	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$203,959	769,844	$0.26	$203,305	748,314	$0.27

Effect of dilutive shares:
assumed exercise of
outstanding options		552	0.00		1,151	0.00

Diluted earnings	$203,959	770,396	$0.26	$203,305	749,465	$0.27

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2012 and December 31, 2011, the Company had $5.3 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. At March 31, 2012 and at December 31, 2011 the Company had one unadvanced standby letter of credit for $82,804.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at March 31, 2012 and December 31, 2011.

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

The following table presents the balances of securities available for sale as of March 31, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
at March 31, 2012
Municipal bonds	$790,188	$-	$790,188	$-
Mortgage-backed securities	1,902,845	-	1,902,845	-
Total	$2,693,033	$-	$2,693,033	$-

at December 31, 2011
Municipal bonds	$796,098	$-	$796,098	$-
Mortgage-backed securities	2,176,322	-	2,176,322	-
Total	$2,972,420	$-	$2,972,420	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The following presents impaired loans measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans net of ALLL
at March 31, 2012	$2,392,901	$-	$537,982	$1,854,919
at December 31, 2011	$3,496,396	$-	$1,142,547	$2,353,849

For Level 3 impaired loans, the fair value of collateral is based on appraisals that are greater than six months old. Management has not made adjustments for the age of the appraisals based on their estimate that the values of the properties have not changed materially since the appraisal date. These estimates are based on qualitative judgments made by management on a case-by-case basis.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at March 31, 2012	$-	$-	$-	$-
at December 31, 2011	$439,317	$-	$439,317	$-

Disclosure of fair value information about financial instruments is required, whether or not the financial instruments are recognized in the balance sheet at fair value or historical cost. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

The following methods and assumptions were used to estimate the fair value of financial instruments for which it is practicable to estimate that value. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposit liabilities with a stated maturity date (time deposits) and for certificates of deposit in other banks are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of non-interest bearing demand deposits is the amount payable on demand at the reporting date. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the tables below.

The carrying values and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at March 31, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$22,421,641	$22,421,641	$-	$-	$22,421,641
Interest-bearing deposits with other banks	13,091,252	-	-	13,103,000	13,103,000
Investment securities available for sale	2,693,033	-	2,693,033	-	2,693,033
Investment securities held to maturity	9,000,590	-	9,205,064	-	9,205,064
Stock investments	667,700	-	-	667,700	667,700
Loans, net	53,955,980	-	537,982	53,696,709	54,234,691
Accrued interest receivable	265,631	-	265,631	-	265,631
Bank owned life insurance	1,836,283	-	1,836,283	-	1,836,283
Trups common securities	93,000	-	-	93,000	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$49,288,661	$-	$49,288,661	$-	$49,288,661
Interest-bearing deposits	49,725,704	-	-	49,732,088	49,732,088
Accrued interest payable	161,160	-	161,160	-	161,160
Subordinated Debentures	3,093,000	-	-	3,093,000	3,093,000

	Fair Value Measurements at December 31, 2011 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$17,524,054	$17,524,054	$-	$-	$17,524,054
Interest-bearing deposits with other banks	13,339,252	-	-	13,345,914	13,345,914
Investment securities available for sale	2,972,420	-	2,972,420	-	2,972,420
Investment securities held to maturity	9,652,630	-	9,860,534	-	9,860,534
Stock investments	667,700	-	-	667,700	667,700
Loans, net	55,235,841	-	1,142,547	54,130,648	55,273,195
Accrued interest receivable	275,976	-	275,976	-	275,976
Bank owned life insurance	1,819,191	-	1,819,191	-	1,819,191
Trups common securities	93,000	-	-	93,000	93,000

Financial liabilities:	98,103,558
Deposits
Non-interest bearing demand deposits	$47,188,644	$-	$47,188,644	$-	$47,188,644
Interest-bearing deposits	50,914,914	-	-	50,926,890	50,926,890
Accrued interest payable	139,646	-	139,646	-	139,646
Subordinated Debentures	3,093,000	-	-	3,093,000	3,093,000

Note 12 – Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (“the Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. The Bank must maintain a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. As of March 31, 2012 the Bank’s Leverage Capital Ratio was 10.04% and its Total Risk-Based Capital Ratio was 17.13%. The Bank achieved a Leverage Capital Ratio of at least 9.0% by May 31, 2011, and continued to maintain or exceed the required ratio through March 31, 2012, by reducing higher-rate CD and money market deposits, thereby reducing average assets and to a lesser extent, in the first quarter of 2012, by increasing capital through retained earnings. It is anticipated that a portion of the proceeds from the secondary stock offering will be downstreamed to the Bank to further enhance capital levels.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends or payments on trust preferred securities, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any capital distributions or payments on trust preferred securities, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three months ended March 31, 2012 and 2011, and the consolidated financial condition of the Company as of March 31, 2012 and December 31, 2011.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

This Form 10-Q includes forward-looking statements that may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements, and readers are cautioned not to unduly rely on such statements. Risks and uncertainties include, but are not limited to, the health of the national and California economies; the Company’s ability to attract and retain skilled employees; competition in the financial services market for both deposits and loans; the Company’s ability to increase its customer base; customers' service expectations; the Company's ability to successfully deploy new technology and gain efficiencies therefrom; the success of branch expansion; changes in interest rates; loan portfolio performance; the Company’s ability to enhance its earnings capacity; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, for the year ended December 31, 2011, as supplemented by the information contained in this report.

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

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and has maintained the ratio above the required minimums, thereafter. As of March 31, 2012 the Bank’s Leverage Capital Ratio was 10.04% and its Total Risk-Based Capital Ratio was 17.13%.

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

Pending Capital Raise. On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The rights offering to existing shareholders expired on February 22, 2012 and public offering has been extended to May 31, 2012. Thus far the Company has generated $799,063 in additional paid in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $436,118, and subscriptions from investors in the public offering totaling $362,945. Net proceeds of $680,911 after deduction of offering expenses was booked to capital at that time. It is anticipated that a portion of the proceeds of the offering will be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC. See "Regulatory Matters" immediately above.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Net income for the quarter ended March 31, 2012 was $203,959 compared with $203,305 for the quarter ended March 31, 2011, an increase of 0.3%. Basic and diluted earnings per share for the first quarter of 2012 were $0.26, compared to $0.27 for the first quarter of 2011. The Company’s annualized return on average equity was 10.57% and annualized return on average assets was 0.76% for the quarter ended March 31, 2012, compared to a return on equity of 11.48% and a return on assets of 0.72% for the quarter ended March 31, 2011. The primary factors affecting net income during the first quarter of 2012 are as follows:

•	The Company posted net interest income of $895,490 for the quarter ended March 31, 2012 as compared to $1,019,371 for the quarter ended March 31, 2011, a decrease of 12.2%. The decrease was caused primarily by a decline in earning assets. Average interest-earning assets were $93.8 million with average interest-bearing liabilities of $53.7 million, yielding a net interest margin of 3.84% for the first quarter of 2012; as compared to the average interest-earning assets of $98.8 million with average interest-bearing liabilities of $60.4 million, yielding a net interest margin of 4.19% for the first quarter of 2011. The replacement of higher-yielding loans and mortgage backed securities with fed funds sold significantly reduced the yield on earning assets from 4.87% in the first quarter of 2011 to 4.28% in the first quarter of 2012.

•	Non-interest income increased to $475,818 for the three months ended March 31, 2012, compared to $393,053 for the three months ended March 31, 2011, a 21.1% increase. Substantial increases were seen in gain on sale of foreclosed assets and other miscellaneous income. Gain on sale of foreclosed assets increased to $93,871 in the first quarter of 2012, compared to a $61,151 gain recognized in the first quarter of 2011. Other miscellaneous income increased to $49,934 for the first quarter of 2012, compared to $7,250 in the same quarter in 2011 due to reimbursement of certain legal expenses incurred in 2011.
•	Non-interest expenses were $1,045,975 for the three months ended March 31, 2012, compared to $1,081,129 for the three months ended March 31, 2011. The largest component of non-interest expenses was salary and employee benefits expense of $573,281 for the first quarter of 2012, compared to $587,399 for the three months ended March 31, 2011. The decrease in salaries and benefits expenses was reflective of increased loan activity and the consequent capitalization of loan origination costs. The Company capitalized loan costs of $27,300 in the first quarter of 2012, while in the first quarter of 2011, only $7,110 was capitalized.
•	Another component of non-interest expense was regulatory assessments, which decreased in the first quarter of 2012 to $55,864, compared to $75,447 in the first quarter of 2011 due to decreased total assets. In early 2011, we increased regulatory assessments accrued expenses in anticipation of an increase in rates. This increase did not materialize and the accrual was reversed in late 2011.
•	Categories that experienced increases were directors’ fees and other expenses. Directors’ fees and expenses increased $9,944 to $25,545 due to an appointment of additional director and an increase in directors’ fees that was effective January 1, 2012. Other expenses increased by $7,223 for the comparable three-month period due mainly to expenses paid for accounts on analysis.

Financial Condition Summary

The Company’s total assets were $111.4 million at March 31, 2012, an increase of $1.7 million, or 1.5%, compared to total assets of $109.7 million at December 31, 2011. The most significant changes in the Company’s consolidated balance sheet during the first quarter of 2012 are outlined below:

•	Total deposits increased $910,807 or 0.9% to $99.0 million at March 31, 2012 from $98.1 million at December 31, 2011 due to the increase in demand deposits. Interest-bearing deposits decreased $1.2 million or 2.3% to $49.7 million at March 31, 2012 from $50.9 million at December 31, 2011 due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Demand deposits increased $2.1 million or 4.5% to $49.3 million at March 31, 2012 from $47.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits was 49.8% at March 31, 2012 and 48.1% at December 31, 2011.
•	The Company experienced a slight increase in interest-earning assets of 1.2% to $98.1 million in the first quarter of 2012, primarily in Federal funds sold which increased to $17.7 million at March 31, 2012, compared to $14.2 million at December 31, 2011. Gross loans decreased 2.0% to $55.6 million at March 31, 2012, compared to $56.8 million at December 31, 2011.
•	In the first quarter of 2012, the Company reduced its nonperforming assets to $2.5 million at March 31, 2012, from $4.0 million at December 31, 2011. The December 31, 2011 nonperforming assets included $439,317 in OREO, which was sold in the first quarter of 2012. All nonperforming assets were current and paying as agreed on March 31, 2012. The Company has six TDRs, five on non-accrual status. One TDR previously on non-accrual status was upgraded to accrual status and is classified as a performing loan at March 31, 2012.
•	Total shareholders’ equity increased $881,441 to $8.4 million at March 31, 2012 from $7.5 million at December 31, 2011, due primarily to $203,959 in increased retained earnings and $680,910 in net proceeds from the Company’s pending stock offering (see “Recent Developments - Pending Capital Raise” above), offset by a $3,428 decrease in comprehensive income.

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

Net Interest Income and Net Interest Margin

For the quarter ended March 31, 2012, net interest income decreased to $895,490, a decrease of 12.2% over the comparable quarter in 2011. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin, and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2012 and 2011. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(unaudited)

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$56,099	$883	6.33%	$60,277	$1,012	6.81%
U.S. government agencies securities	2,500	16	2.51%	2,500	15	2.53%
Mortgage-backed securities	8,385	59	2.81%	12,580	98	3.14%
Other securities	1,205	12	4.10%	1,260	13	4.31%
Due from Banks time	13,217	21	0.64%	17,982	44	0.98%
Federal funds sold	12,408	8	0.25%	4,152	3	0.25%
Total interest-earning assets	93,814	$999	4.28%	98,751	$1,185	4.87%
Non-interest earning assets	13,325			14,455
Total assets	$107,139			$113,206

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$31,911	$56	0.70%	$34,210	$63	0.74%
Savings	1,927	1	0.25%	2,070	1	0.27%
Time deposits < $100,000	4,833	7	0.57%	6,019	13	0.91%
Time deposits equal to or > $100,000	11,913	21	0.71%	15,031	38	1.01%
Subordinated debenture	3,093	18	2.37%	3,093	51	6.68%
Total interest-bearing liabilities	53,677	$103	0.77%	60,423	$166	1.11%
Non-interest bearing deposits	44,573			44,806
Other liabilities	1,171			891
Stockholders' equity	7,718			7,086
Total liabilities & stockholders' equity	$107,139			$113,206

Net interest income		$896			$1,019

Net interest spread [2]			3.51%			3.76%
Net interest margin [3]			3.84%			4.19%

1 Net amortization of loan fees (costs) are included in the calculation of interest income. Loan fees (costs) were approximately ($4,006) for the three months ended March 31, 2012, compared to ($6,915) for the three months ended March 31, 2011. Loans are net of deferred fees and related direct costs. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded. Foregone interest for the quarters ended March 31, 2012 and 2011 was approximately $54,200 and $80,200, respectively.

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

Volume and Rate Variances

	For the quarter ended
	March 31
	2012 vs. 2011
	Increase (Decrease) Due to
	($ in thousands)
	Volume	Rate	Net

Interest-earnings assets
Loans[1]	$(73)	$(56)	$(129)
Securities of U.S. government agencies	1	0	1
Mortgage-backed securities	(31)	(8)	(39)
Other securities	(2)	1	(1)
Due from Banks time	(10)	(13)	(23)
Federal funds sold	5	0	5
Total interest-earning assets	(110)	(76)	(186)

Interest-bearing liabilities
Money market & NOW	(4)	(3)	(7)
Savings	0	0	0
Time deposits < $100,000	(3)	(3)	(6)
Time deposits equal to or > $100,000	(7)	(10)	(17)
Subordinated debenture	0	(33)	(33)
Total interest-bearing liabilities	(14)	(49)	(63)
Change in net interest income	$(96)	$(27)	$(123)

1 Loans are net of deferred fees and related direct costs. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded. Foregone interest for the quarters ended March 31, 2012 and 2011 was approximately $54,200 and $80,200, respectively.

As shown above, the pure volume variance negatively impacted net interest income by $96,000 in the first quarter of 2012 relative to the same period of 2011, and the rate variance negatively impacted net interest income by $27,000 for the same comparative period.

The net interest margin was 3.84% for the three months ended March 31, 2012, compared to 4.19% for the same period in 2011 due principally to a decrease in average loans and a drop in the interest rates. The replacement of higher-yielding loans and mortgage backed securities with fed funds sold significantly reduced the yield on earning assets from 4.87% in the first quarter of 2011 to 4.28% in the first quarter of 2012.

Average loans decreased $4.2 million or 6.9% for the first quarter of 2012 compared with the same period of 2011. Interest and fee income on loans decreased $129,600. The decrease in average loans resulted in approximately $73,000 decrease in interest income from loans, while the decrease in interest rate resulted in approximately $56,000 decrease in income. The average yield on loans declined from 6.81% for the quarter ended March 31, 2011 to 6.33% for the quarter ended March 31, 2012.

Income from investment securities and time deposits due from banks for the quarter ended March 31, 2012 decreased by $62,313, or 36.7% in comparison to the quarter ended March 31, 2011. The volume decreased income by approximately $42,000, the decreased rate negatively impacted income by approximately $20,000. The primary contributing factor to this decrease was the decrease in the interest rate on due from banks time of 34 basis points.

Average interest bearing liabilities decreased $6.7 million or 11.2% in the first quarter of 2012, compared to the first quarter of 2011. The Company experienced a reduction in time certificates due to reduced interest rates offered to its customers. The decrease in average interest bearing deposits resulted in approximately a $14,000 decrease in interest expense and a decline in rates resulted in an approximate $16,000 decrease in interest expense in the first quarter of 2012, compared to the first quarter of 2011.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves to non-impaired loans, and specific allowances for all impaired loans. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The provision for loan losses was $0 for the three months ended March 31, 2012, compared to $5,522 for the three months ended March 31, 2011. The reduction in the provision was based upon an improvement in asset quality, a general reduction in total loans and minimal charge-offs in the first quarter of 2012. The allowance for loan losses was $1,535,243 or 2.76% of gross loans receivable at March 31, 2012, compared to $1,537,963 or 2.71% at December 31, 2011 and $1,447,675 or 2.44% at March 31, 2011. At March 31, 2012, the Company had 10 nonperforming loans totaling $2,471,101, or 4.44% of total loans, compared to 11 nonperforming loans totaling $3,605,142, or 6.35% of total loans at December 31, 2011. All of the nonperforming loans are current and paying as agreed. At March 31, 2011, the Company had four nonperforming loans totaling $4.1 million, or 6.88% of total loans.

The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $475,818 for the three months ended March 31, 2012, compared to $393,053 for the three months ended March 31, 2011, a 21.1% increase. Total annualized non-interest income as a percentage of average earning assets was 2.0% and 1.6% for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the Company’s non-interest income for the three months ended March 31, 2012 and 2011:

	Non-Interest Income for the three months
	ended March 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)

Service charges on deposit accounts	$312	65.5%	$305	77.5%
Gain on sale of foreclosed assets	94	19.7%	61	15.6%
Other miscellaneous income	50	10.5%	7	1.8%
Dividend income from restricted stock	3	0.7%	3	0.7%
Income from bank owned life insurance	17	3.6%	17	4.4%
Total non-interest income	$476	100.0%	$393	100.0%
As an annualized percentage of
average earning assets		2.0%		1.6%

Service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposits increased by $6,836 or 2.2% for the first quarter of 2012 compared to the first quarter of 2011, due to a slight increases in volume subject to analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Gain on sale of foreclosed assets increased to $93,871 in the first quarter of 2012, compared to a $61,151 gain recognized in the first quarter of 2011. The property sold in the first quarter of 2012 was foreclosed in May 2011 and required clean-up and repairs to get ready for sale. A majority of the expenses incurred to maintain and ready the property for sale were charged to non-interest expenses in 2011 and totaled over $30,000.

Other miscellaneous income increased to $49,934 for the first quarter of 2012, compared to $7,250 in the same quarter in 2011 due to reimbursement of legal expenses incurred in 2011.

Non-Interest Expense

The following table sets forth the non-interest expense for the three months ended March 31, 2012 and 2011:

	Non-Interest Expense for the quarter ended
	March 31
	2012		2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)

Salaries and employee benefits	$573	54.8%	$587	54.4%
Occupancy and equipment	106	10.1%	115	10.6%
Data and item processing	89	8.5%	97	9.0%
Deposit products and services	25	2.4%	21	1.9%
Legal and other professional fees	69	6.6%	70	6.5%
Regulatory assessments	56	5.4%	75	6.9%
Advertising and marketing	13	1.2%	16	1.5%
Directors’ fees and expenses	26	2.5%	16	1.5%
Printing and supplies	12	1.1%	12	1.1%
Telephone	9	0.9%	10	0.9%
Insurance	12	1.1%	10	0.9%
Reserve for undisbursed lines of credit	3	0.3%	(6)	-0.6%
Other expenses	53	5.1%	58	5.4%
Total non-interest expenses	$1,046	100.0%	$1,081	100.0%
Non-interest expense as an annualized
percentage of average earning assets		4.5%		4.4%
Core efficiency ratio		81.9%		80.0%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.5% for the three months ended March 31, 2012 as compared to 4.4% for the three months ended March 31, 2011. Average earning assets were $93.8 million and $98.8 million for the quarters ended March 31, 2012 and 2011, respectively. Average assets decreased 5.4%, total non interest expenses increased 3.3% resulting in an increase in non-interest expense as a percentage of average assets.

The core efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because the percentage increase in net interest income plus other income was smaller than the increase in total non-interest expense, the Company’s overhead efficiency ratio increased to 81.9% for the first quarter of 2012 from 80.0% for the first quarter of 2011.

Non-interest expenses were $1,045,975 for the three months ended March 31, 2012, compared to $1,081,129 for the three months ended March 31, 2011. The largest component of general and administrative expenses was salary and employee benefits expense of $573,281 for the first quarter of 2012, compared to $587,399 for the three months ended March 31, 2011. The decrease in salaries and benefits expenses was reflective of increased loan activity and the recognition of loan origination costs. The Company recognized cost reimbursements of $27,300 in the first quarter of 2012, while in the first quarter of 2011, only $7,110 was recognized.

Other components of non-interest expense that affected the decrease were occupancy and equipment expenses which decreased $8,482 for the three month period ended March 31, 2012 compared to the same period in 2011. In January 2011 the Company made its final rent payment for its previous main office location.

Regulatory assessments decreased in the first quarter of 2012 to $55,864, compared to $75,447 in the first quarter of 2011 due to decreased total assets. In early 2011, we increased regulatory assessments accrued expenses in anticipation of an increase in rates. This increase did not materialize and the accrual was reversed in late 2011.

Directors’ fees and expenses increased $9,944 due to an appointment of additional director and an increase in directors’ fees that was effective January 1, 2012.

Other expenses increased by $7,223 for the comparable three-month period due mainly to expenses paid for accounts on analysis.

Provision for Income Taxes

The tax provision was $121,374 for the quarter ended March 31, 2012, representing approximately 37.3% of pre-tax income for the first quarter. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General

Total assets increased by 1.5% from $109.7 million to $111.4 million between December 31, 2011 and March 31, 2012, due to an increase in deposit balances which in turn increased cash and due from banks. The Company experienced a slight increase in interest-earning assets of 1.2% to $98.1 million in the first quarter of 2012, primarily in Federal funds sold which increased to $17.7 million at March 31, 2012, compared to $14.2 million at December 31, 2011. Gross loans decreased 2.0% to $55.6 million at March 31, 2012, compared to $56.8 million at December 31, 2011. Total deposits increased from $98.1 million on December 31, 2011 to $99.0 million on March 31, 2012, a 0.9% increase. Noninterest-bearing deposits increased to $49.3 million at March 31, 2012, an increase of $2.1 million or 4.5% from December 31, 2011. Total interest-bearing deposits decreased from $50.9 million at December 31, 2011 to $49.7 million at March 31, 2012, a 2.3% decrease in the first quarter. The ratio of non-interest bearing deposits to total deposits increased from 48.1% at December 31, 2011 to 49.8% at March 31, 2012.

Loan Portfolio

During the three months ended March 31, 2012, the Company’s loan portfolio, net of unearned loan fees, decreased by $1.3 million to $55.5 million at March 31, 2012, compared to $56.8 million at December 31, 2011. The Company experienced moderate declines in balances of real estate secured and commercial loans, and a large decline in installment loans. The largest loan category at March 31, 2012 was real estate loans, which consist of commercial and consumer real estate loans, and represent 82.1% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at March 31, 2012 was commercial loans, constituting 17.2% of the loan portfolio.

The composition of the Company’s loan portfolio at March 31, 2012 and December 31, 2011 is set forth below:

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage

Real estate	$45,688	82.1%	$46,185	81.3%
Commercial	9,588	17.2%	9,974	17.6%
Installment	372	0.7%	644	1.1%
Gross loans	$55,648	100.0%	$56,803	100.0%

The average yield on the loan portfolio as of March 31, 2012 was 6.33% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At March 31, 2012, approximately 70.2% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At March 31, 2012 and December 31, 2011, the Company had $5.3 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At March 31, 2012 and December 31, 2011, the Company had no unadvanced standby letters of credit.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of March 31, 2012, the Company had five TDRs on non-accrual status and one TDR on accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is a reasonable doubt as to the full collectibility of principal and/or interest on the loan in accordance with the original loan terms; at this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

On occasion, a well collateralized loan will be downgraded to nonaccrual status or classified as nonperforming because of the borrower’s apparent inability to continue to make payments as called for, based upon tax returns or financial statements. These downgrades can be made despite the fact that the borrower continues to make all payments as agreed.

The following table presents comparative data for the Company’s nonperforming assets and performing TDRs:

Nonperforming Assets and Performing TDRs

	March 31	December 31	March 31
	2012	2011	2011
	($ in thousands)
Non-accrual loans: [1]
Real estate	$1,274	$2,372	$3,040
Commercial	1,197	1,233	1,047
Installment	0	0	0
Total non-accrual loans [2]	2,471	3,605	4,087
Loans 90 days or more past due & still accruing:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0
Total loans 90 days or more past due & still accruing	0	0	0
Restructured loans [2]	0	0	0
Total nonperforming loans	2,471	3,605	4,087
OREO	0	439	0
Total nonperforming assets	$2,471	$4,044	$4,087
Performing loans classified as troubled debt restructurings (TDRs) [3]	$523	$-	$-
Nonperforming loans as a percentage of total loans [4]	4.44%	6.35%	6.88%
Nonperforming assets as a percentage of total loans and OREO	4.44%	7.07%	6.88%

1 Net amortization of loan fees (costs) are included in the calculation of interest income. Loan fees (costs) were approximately ($4,006) for the three months ended March 31, 2012, compared to ($6,915) for the three months ended March 31, 2011. Loans are net of deferred fees and related direct costs. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded. Foregone interest for the quarters ended March 31, 2012 and 2011 was approximately $54,200 and $80,200, respectively.

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

At March 31, 2012, the Company had five nonperforming restructured loans totaling $1,853,368, one of which was partially charged off and the remaining balance of $1,522,304 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Five additional loans totaling $948,797 are on non-accrual status. As of March 31, 2012, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans were current and paying as agreed. At March 31, 2012, the Company had no foreclosed property (OREO).

As shown in the table, the Company also has one restructured loan for $562,989 with a remaining book balance of $523,481 classified as performing TDRs for which we were accruing interest at March 30, 2012.

At December 31, 2011, the Company had one foreclosed property in the amount of $439,317 and 11 loans on non-accrual status totaling $3,605,142. At December 31, 2011, the Company had two nonperforming restructured loans totaling $1,665,444, which were partially charged off and the remaining balance of $1,294,871 is on non-accrual status. These loans are reported in the non-accrual classification of this report. The Company’s nonperforming assets at December 31, 2011 were 7.07% of the total loans and OREO.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. In establishing the allowance for loan losses, management considers significant factors that affect the collectability of the Company’s loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. Management also considers qualitative (or environmental) factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection;
•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The effect of credit concentrations; and
•	The rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

Allowance factors ranging from 0.0% to 4.0% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.27% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,535,243 at March 31, 2012, $1,537,963 at December 31, 2011, and $1,447,675 at March 31, 2011. The ratios of the allowance for loan losses to total loans at March 31, 2012, December 31, 2011, and March 31, 2011 were 2.76%, 2.71%, and 2.44% respectively.

The table below summarizes, as of and for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings; and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

	As of and for the
	Quarter Ended		Year Ended
	March 31		December 31,
	2012	2011	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$56,099	$60,277	$58,793
Total loans outstanding
at end of the period	$55,648	$59,432	$56,803
Allowance for loan losses:
Balance at the beginning of period	$1,538	$1,442	$1,442
Provision charged to expense	-	6	282
Charge-offs
Commercial loans	0	0	142
Commercial real estate loans	0	0	58
Installment loans	3	0	1
Total	3	0	201
Recoveries
Commercial loans	0	0	15
Commercial real estate loans	0	0	0
Installment loans	0	0	0
Total	0	0	15
Net loan chage-offs
(recoveries)	3	0	186
Balance	$1,535	$1,448	$1,538

Ratios:
Net loan charge-offs to average total loans	0.00%	0.00%	0.32%
Provision for loan losses to average total loans	0.00%	0.01%	0.48%
Allowance for loan losses to total loans at the end of the period	2.76%	2.44%	2.71%
Allowance for loan losses to non-performing loans	62.13%	35.42%	42.66%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	0.18%	0.00%	12.09%
Net loan charge-offs (recoveries) to provision for loan losses	0.00%	0.00%	65.99%

While Management believes that the amount of the allowance at March 31, 2012 is adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at March 31, 2012 was $11.9 million having a tax equivalent yield of 3.08%. This compares to an investment portfolio of $12.8 million at December 31, 2011 having a 3.03% tax equivalent yield. The primary category of investment in the portfolio at March 31, 2012 was mortgage-backed securities. At March 31, 2012, approximately 12.7% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$431	$433	$432	$436
Federal agency	2,500	2,504	2,500	2,515
Mortgage-backed securities	6,039	6,237	6,690	6,879
Corporate bonds	31	31	31	31
Total held to maturity	9,001	9,205	9,653	9,861

Available for sale:
Municipal	790	790	796	796
Mortgage-backed securities	1,903	1,903	2,176	2,176
Total available for sale	2,693	2,693	2,972	2,972
Total	$11,694	$11,898	$12,625	$12,833

There were no material changes since December 31, 2011 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $910,807 or 0.9% to $99.0 million at March 31, 2012 from $98.1 million at December 31, 2011 due to the increase in demand deposits. Interest-bearing deposits decreased $1.2 million or 2.3% to $49.7 million at March 31, 2012 from $50.9 million at December 31, 2011 due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Demand deposits increased $2.1 million or 4.5% to $49.3 million at March 31, 2012 from $47.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits was 49.8% at March 31, 2012 and 48.1% at December 31, 2011.

A comparative distribution of the Company’s deposits at March 31, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Composition

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$49,289	49.8%	$47,189	48.1%
NOW	1,432	1.4%	1,835	1.9%
Savings	2,255	2.3%	1,810	1.8%
Money market	29,992	30.3%	30,407	31.0%
Time deposits < $100,000	4,900	4.9%	4,700	4.8%
Time deposits ≥ $100,000	11,146	11.3%	12,163	12.4%
Total deposits	$99,014	100.0%	$98,104	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2012 and 2011 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” table appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At March 31, 2012 and December 31, 2011, the Company had deposits from related parties representing 7.1% and 5.9% of total deposits of the Company, respectively. Further, at March 31, 2012 and December 31, 2011, deposits from escrow companies represented 10.0% and 10.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At March 31, 2012 and December 31, 2011 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand-by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Shareholders’ Equity

Total shareholders’ equity was $8.4 million at March 31, 2012 and $7.5 million at December 31, 2011. There was an overall increase of $881,441 due to the following: net income increased retained earnings by $203,959, net proceeds from the Company’s pending stock offering increased equity by $680,910 (See “Recent Development-Pending Capital Raise”) above, and the change in the unrealized loss on investment securities available for sale decreased equity by $3,428.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities held for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At March 31, 2012, the Company’s liquid assets totaled approximately $38.2 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 34.3%. At December 31, 2011, the Company’s liquid assets totaled approximately $33.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.8%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Pacific Coast Bankers’ Bank, and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $26.6 million at March 31, 2012.

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

The Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability.  Excess amounts are generally included in Tier 2 capital.  As of March 31, 2012, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank will achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 17.13% and 15.85%, respectively at March 31, 2012, compared to 16.51% and 15.24%, respectively at December 31, 2011. At March 31, 2012 and December 31, 2011, the Bank’s Leverage Capital Ratios were 10.04% and 9.81%, respectively.

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of March 31, 2012, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 18.01% and 16.25%, respectively, and its Leverage Capital ratio was 10.30%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	March 31, 2012	December 31, 2011	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	18.01%	16.44%	10.00%
Tier 1 capital to total risk-weighted assets	16.25%	14.26%	6.00%
Tier 1 leverage ratio	10.30%	9.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	17.13%	16.51%	10.00%
Tier 1 capital to total risk-weighted assets	15.85%	15.24%	6.00%
Tier 1 leverage ratio	10.04%	9.81%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 83% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.01%. At March 31, 2012, approximately 69.0% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 19.2% of all fixed rate loans at March 31, 2012 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of March 31, 2012, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$(93)	$(100)	$(104)	$373	$707	$1,754
% Change	-2.46%	-2.64%	-2.75%	9.86%	18.68%	46.35%

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

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 83% of the Company’s variable rate loans are at their floor with a weighted average yield of 7.1%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as March 31, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$3,804	$2,466	$1,197	$(892)	$(2,140)	$(1,356)
% Change	34.9%	22.6%	11.0%	-8.2%	-19.6%	-12.4%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

1 Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 3, 2006.

2 Filed as Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on November 13, 2009.

3 Filed as Exhibits 10.9, 10.10 and 10.11, respectively to the Company’s Form 10-QSB for the quarter ended September 30, 2006.

4 Filed as Exhibits 10.12 and 10.13, respectively to the Company's Annual Report on Form 10 K for the year ended December 31, 2008.

5 Computation of earnings per share is incorporated by reference to Note 9 of the Consolidated Financial Statements included herein.

6 Filed as an exhibit of the same number to the Company’s Form 10-KSB/A No. 2 for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	CHINO COMMERCIAL BANCORP

By: /s/ Dann H. Bowman___________
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

