Form 10-Q
period 2012-06-30
Chino Commercial Bancorp
filed 2012-08-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number: 000-52098

__________________

CHINO COMMERCIAL BANCORP

(Exact name of registrant as specified in its charter)

__________________

California	20-4797048
State of incorporation	I.R.S Employer
Identification Number

14245 Pipeline Avenue
Chino, California	91710
Address of Principal Executive Offices	Zip Code

 (909) 393-8880

Registrant’s telephone number, including area code

__________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes

☑ No

On August 8, 2012, there were 829,602 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$4,063,293	$3,358,177
Federal funds sold	16,566,626	14,165,877
Total cash and cash equivalents	20,629,919	17,524,054

Interest-bearing deposits in other banks	14,579,252	13,339,252
Investment securities available for sale	2,590,575	2,972,420
Investment securities held to maturity (fair value approximates
$6,068,000 at June 30, 2012 and $9,861,000 at December 31, 2011)	5,870,239	9,652,630
Total investments	23,040,066	25,964,302
Loans
Real estate	45,344,094	46,184,898
Commercial	11,828,432	9,974,353
Installment	358,708	643,660
Gross loans	57,531,234	56,802,911
Unearned fees and discounts	(150,414)	(29,107)
Loans net of unearned fees and discount	57,380,820	56,773,804
Allowance for loan losses	(1,469,487)	(1,537,963)
Net loans	55,911,333	55,235,841

Accrued interest receivable	252,474	275,976
Restricted stock	645,400	667,700
Fixed assets, net	6,353,647	6,443,753
Foreclosed assets	0	439,317
Prepaid & other assets	2,730,833	3,154,650
Total assets	$109,563,672	$109,705,593

LIABILITIES:
Deposits
Non-interest bearing	$47,354,353	$47,188,644
Interest bearing
NOW and money market	31,554,261	32,241,986
Savings	2,142,784	1,809,536
Time deposits less than $100,000	4,505,578	4,700,126
Time deposits of $100,000 or greater	11,562,679	12,163,266
Total deposits	97,119,655	98,103,558

Accrued interest payable	185,938	139,646
Accrued expenses & other payables	683,340	897,363
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	101,081,933	102,233,567
SHAREHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 829,402 shares and 749,540 shares at June 30, 2012 and December 31, 2011, respectively.	3,441,723	2,760,813
Retained earnings	4,959,763	4,631,609
Accumulated other comprehensive income	80,253	79,604
Total shareholders' equity	8,481,739	7,472,026
Total liabilities & shareholders' equity	$109,563,672	$109,705,593

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2012	2011	2012	2011
Interest income
Investment securities and due from banks	$87,527	$152,879	$195,062	$322,727
Interest on Federal funds sold	11,974	1,431	19,822	4,036
Interest and fee income on loans	877,133	902,996	1,760,312	1,915,774
Total interest income	976,634	1,057,306	1,975,196	2,242,537
Interest expense
Deposits	80,733	98,829	165,602	213,726
Other interest expense	0	75	0	75
Other borrowings	17,265	50,963	35,468	101,925
Total interest expense	97,998	149,867	201,070	315,726
Net interest income	878,636	907,439	1,774,126	1,926,811
Provision for loan losses	1,972	273,917	1,972	279,439
Net interest income after
provision for loan losses	876,664	633,522	1,772,154	1,647,372
Non-interest income
Service charges on deposit accounts	279,348	289,420	590,841	594,076
Gain on sale of foreclosed assets	0	0	93,871	61,151
Other miscellaneous income	7,815	8,257	57,749	15,506
Dividend income from restricted stock	6,535	2,789	9,963	5,559
Income from bank-owned life insurance	17,259	17,596	34,351	34,821
Total non-interest income	310,957	318,062	786,775	711,113
Non-interest expenses
Salaries and employee benefits	546,560	520,894	1,119,842	1,108,294
Occupancy and equipment	100,967	112,221	207,065	226,802
Data and item processing	83,831	94,213	172,844	191,185
Advertising and marketing	11,850	11,083	24,906	27,236
Legal and professional fees	67,650	131,989	136,759	202,223
Regulatory assessments	55,460	75,920	111,324	151,367
Insurance	11,968	9,224	24,435	19,649
Directors' fees and expenses	27,495	21,175	53,040	36,776
Other expenses	88,845	79,427	190,387	173,742
Total non-interest expenses	994,626	1,056,146	2,040,602	2,137,274
Income (loss) before income tax expense	192,995	(104,562)	518,327	221,211
Income tax expense (benefit)	68,799	(54,617)	190,173	67,851
Net income (loss)	$124,196	$(49,945)	$328,154	$153,360
Basic earnings per share	$0.15	$(0.07)	$0.41	$0.20
Diluted earnings (loss) per share	$0.15	$(0.07)	$0.41	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2012	2011	2012	2011

Net income (loss)	$124,196	$(49,945)	$328,154	$153,360

Other comprehensive income (loss), net of tax effects
Net unrealized holding gains (losses) on securities
available for sale during the period (tax effects of
($2,482) and $452 for three and six months ended June 30,
2012, respectively and $5,215 and ($3,741) for three and
six months ended June 30, 2011, respectively.	4,077	(1,850)	649	5,351

Total comprehensive income	$128,273	$(51,795)	$328,803	$158,711

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2010 (audited)	748,314	$2,750,285	$4,190,208	$75,764	$7,016,257

Net income			441,401		441,401

Change in unrealized gain on securities
available for sale, net of tax				3,840	3,840

Exercise of stock options, including
tax benefit	1,226	10,528			10,528
Balance at December 31, 2011 (audited)	749,540	2,760,813	4,631,609	79,604	7,472,026

Net income			328,154		328,154

Change in unrealized gain on securities
available for sale, net of tax				649	649

Secondary stock offering	79,862	680,910			680,910
Balance at June 30, 2012 (unaudited)	829,402	$3,441,723	$4,959,763	$80,253	$8,481,739

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$328,154	$153,360
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,972	279,439
Depreciation and amortization	112,773	111,360
Net amortization of investment securities	33,679	32,771
Amortization of deferred loan (fees) costs	121,307	992
Loss on disposition of equipment	348	314
Gain on sale of foreclosed assets	(93,871)	(61,151)
Deferred income tax expense (benefit)	23,722	(124,082)
Net changes in:
Accrued interest receivable	23,502	98,761
Other assets	399,644	249,852
Accrued interest payable	46,292	(28,632)
Other liabilities	(214,023)	(22,340)
Net cash provided by operating activities	783,499	690,644

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	(1,240,000)	6,792,000
Activity in investment securities available for sale
Repayments and calls	383,457	1,214,376
Activity in investment securities held to maturity
Repayments and calls	3,748,200	1,020,405
Redemption of stock investments, restricted	22,300	(41,450)
Loan originations and principal collections, net	(798,771)	1,327,816
Proceeds from sale of foreclosed assets	533,188	577,685
Purchase of premises and equipment	(23,015)	(308,845)
Net cash provided by investing activities	2,625,359	10,581,987

Cash Flows from Financing Activities
Net change in deposits	(983,903)	(9,409,444)
Proceeds from stock offering, net of capital raising costs	680,910	0
Net cash used by financing activities	(302,993)	(9,409,444)
Net increase in cash and cash equivalents	3,105,865	1,863,187

Cash and Cash Equivalents at Beginning of Period	17,524,054	7,701,641
Cash and Cash Equivalents at End of Period	$20,629,919	$9,564,828

Supplemental Information
Interest paid	$154,778	$344,358
Income taxes paid	$133,000	$77,000
Supplemental Disclosures of Noncash Investing and Financing Activities
Loans transferred to other real estate owned	$-	$439,317
Loans to facilitate the sale of foreclosed assets	$427,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 1 – The Business of Chino Commercial Bancorp

Chino Commercial Bancorp (the “Company”) is a California corporation headquartered in Chino, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Chino Commercial Bank, N.A. (the “Bank”), and has been the Bank’s sole shareholder since July 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s principal source of income is dividends and tax equalization payments from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed in 2006 solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital enhances the Company’s ability to maintain favorable risk-based capital ratios. Pursuant to the Accounting Standards codification (ASC) 810, Consolidation, Chino Statutory Trust I is not reflected on a consolidated basis in the consolidated financial statements of the Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.GAAP) for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Note 4 – Recent Accounting Pronouncements:

In December 2011, the FASB issued new guidance ASU No. 2011-11. “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using IFRS. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,460	$55,109	$-	$798,569
Mortgage-backed securities	1,710,747	81,259	-	1,792,006
	$2,454,207	$136,368	$-	$2,590,575

Securities held to maturity:
Municipal bonds	$430,263	$1,019	$-	$431,282
Mortgage-backed securities	5,409,579	196,710	-	5,606,289
Corporate	30,397	295	-	30,692
	$5,870,239	$198,024	$-	$6,068,263

The amortized cost and fair value of investment securities at December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,407	$52,691	$-	$796,098
Mortgage-backed securities	2,093,745	82,664	87	2,176,322
	$2,837,152	$135,355	$87	$2,972,420

Securities held to maturity:
Municipal bonds	$431,986	$3,705	$-	$435,691
Federal agency	2,500,000	14,528	-	2,514,528
Mortgage-backed securities	6,690,284	188,956	-	6,879,240
Corporate	30,360	715	-	31,075
	$9,652,630	$207,904	$-	$9,860,534

The amortized cost and fair value of investment securities as of June 30, 2012 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$-	$-	$130,477	$131,160
After 1 year through 5 years	-	-	-	-
After 5 years through 10 years	-	-	330,183	330,814
After 10 years through 17 years	743,460	798,569	-	-
Mortgage-backed securities	1,710,747	1,792,006	5,409,579	5,606,289
	$2,454,207	$2,590,575	$5,870,239	$6,068,263

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

In the recent past, unrealized losses were related to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company had the ability to hold these securities until estimated maturity, no declines were deemed to be other than temporary. There are no securities with gross unrealized losses at June 30, 2012.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2011, the Company had 11 impaired loans totaling $3,605,142, all of which were on non-accrual status. Only one of those loans was past due over 30 days. At June 30, 2012, there were 10 impaired loans totaling $2,407,384 all of which were on a non-accrual status. Only one of those loans was past due over 30 days.

Changes in the allowance for loan losses are summarized as follows for three months ended June 30, 2012:

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
April 1, 2012	$38,599	$40,110	$1,231,608	$213,747	$944	$9,900	$335	$1,535,243
Provision for loan
losses	(2,407)	35,233	(77,523)	47,589	(340)	(530)	(50)	1,972

Loans charged off	-	-	-	(67,828)	-	-	-	(67,828)

Recoveries	-	-	-	-	100	-	-	100

Ending Balance
June 30, 2012	$36,192	$75,343	$1,154,085	$193,508	$704	$9,370	$285	$1,469,487

Changes in the allowance for loan losses are summarized as follows for six months ended June 30, 2012:

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2011	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963
Provision for loan
losses	(8,394)	34,905	(47,754)	22,888	2,348	(1,919)	(102)	1,972

Loans charged off	-	-	-	(67,828)	(2,720)	-	-	(70,548)

Recoveries	-	-	-	-	100	-	-	100

Ending Balance
June 30, 2012	$36,192	$75,343	$1,154,085	$193,508	$704	$9,370	$285	$1,469,487

The following tables present loans and the allowance for loan losses by segment as of June 30, 2012 and December 31, 2011:

Loans and Allowance for Loan Losses (by loan segment)

As of June 30, 2012

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,364,378	$3,743,795	$42,979,716	$8,076,603	$28,383	$330,325	$8,034	$57,531,234

Individually evaluated
for impairment	178,053	-	1,069,911	1,159,420	-	-	-	2,407,384

Collectively evaluated
for impairment	2,186,325	3,743,795	41,909,805	6,917,183	28,383	330,325	8,034	55,123,850

Allowance for loan losses:

Balance	36,192	75,343	1,154,085	193,508	704	9,370	285	1,469,487

Individually evaluated
for impairment	4,968	-	30,537	23,235	-	-	-	58,740

Collectively evaluated
for impairment	31,224	75,343	1,123,548	170,273	704	9,370	285	1,410,747

Loans and Allowance for Loan Losses (by loan segment)

As of December 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,368,205	$1,880,824	$43,816,693	$8,082,845	$30,737	$612,923	$10,684	$56,802,911

Individually evaluated
for impairment	656,275	-	1,716,028	1,232,839	-	-	-	3,605,142

Collectively evaluated
for impairment	1,711,930	1,880,824	42,100,665	6,850,006	30,737	612,923	10,684	53,197,769

Allowance for loan losses:

Balance	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963

Individually evaluated
for impairment	18,835	-	49,250	40,661	-	-	-	108,746

Collectively evaluated
for impairment	25,751	40,438	1,152,589	197,787	976	11,289	387	1,429,217

Management divides the loan portfolio into portfolio segments for purposes of developing and documenting a systematic method for determining its allowance for loan losses. The portfolio is segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is divided into the following portfolio segments:

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

Commercial and Industrial Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than one- to-four family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer Loans. This portfolio segment includes loans to individuals for overdraft protection and personal lines of credit.

Installment Loans. This portfolio segment includes loans to individuals for personal purposes, including but not limited to automobile loans.

The following tables summarize the loan portfolio at June 30, 2012 and December 31, 2011 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)

As of June 30, 2012

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$2,186,325	$--	$178,053	$--	$2,364,378

Residential income	3,668,815	--	74,980	--	3,743,795

Commercial real estate:
Owner occupied	20,880,858	--	1,172,927	--	22,053,785
Non-owner occupied	18,720,578	287,270	1,918,083	--	20,925,931

Commercial and industrial:
Secured	3,578,278	--	1,353,318	--	4,931,596
Unsecured	3,037,099	--	107,908	--	3,145,007

Consumer	28,383	--	--	--	28,383

Installment	330,325	--	--	--	330,325

Other	8,034	--	--	--	8,034

Total	$52,438,695	$287,270	$4,805,269	$-	$57,531,234

Credit Quality Indicators (by loan class)

As of December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,711,932	$--	$656,273	$--	$2,368,205

Residential income	1,880,824	--	--	--	1,880,824

Commercial real estate:
Owner occupied	17,642,198	-	2,345,010	--	19,987,208
Non-owner occupied	21,044,610	290,358	2,494,517	--	23,829,485

Commercial and industrial:
Secured	2,840,543	-	1,142,687	--	3,983,230
Unsecured	3,200,770	223,798	675,047	--	4,099,615

Consumer	30,737	--	--	--	30,737

Installment	612,923	--	--	--	612,923

Other	10,684	--	--	--	10,684

Total	$48,975,221	$514,156	$7,313,534	$--	$56,802,911

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as special mention, substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Assets classified as loss are charged off. Determinations as to the classification of assets and the amount of loss allowances are subject to review by regulatory agencies, which can require that we establish additional loss allowances. Management regularly reviews its asset portfolio to determine whether any assets require reclassification in accordance with applicable regulations.

The following tables set forth certain information with respect to delinquencies in the Company’s portfolio by loan class and amount as of June 30, 2012 and December 31, 2011:

Age Analysis of Past Due Loans (by loan class)

As of June 30, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,364,378	$2,364,378	$--

Residential income	--	--	--	--	3,743,795	3,743,795	--

Commercial real estate:
Owner occupied	159,334	--	--	159,334	21,894,451	22,053,785	--
Non-owner occupied	--	--	--	--	20,925,931	20,925,931	--

Commercial and industrial:
Secured	--	--	--	--	4,931,596	4,931,596	--
Unsecured	--	--	--	--	3,145,007	3,145,007	--

Consumer	--	--	--	--	28,383	28,383	--

Installment	10,173	--	--	10,173	320,152	330,325	--

Other	--	--	--	--	8,034	8,034	--

Total	$169,507	$--	$--	$169,507	$57,361,727	$57,531,234	$--

Age Analysis of Past Due Loans (by loan class)

As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$--	$--	$--	$--	$2,368,205	$2,368,205	$--

Residential income	--	--	--	--	1,880,824	$1,880,824	--

Commercial real estate:
Owner occupied	171,434	--	--	171,434	19,815,774	19,987,208	--
Non-owner occupied	--	--	--	--	23,829,485	23,829,485	--

Commercial and industrial:
Secured	--	--	--	--	3,983,230	3,983,230	--
Unsecured	--	--	--	--	4,099,615	4,099,615	--

Consumer	--	--	--	--	30,737	30,737	--

Installment	--	--	--	--	612,923	612,923	--

Other	--	--	--	--	10,684	10,684	--

Total	$171,434	$--	$--	$171,434	$56,631,477	$56,802,911	$--

The following tables summarize impaired loans by loan class as of and for the period ended June 30, 2012 and December 31, 2011:

Impaired Loans (by loan class)

As of and For the Three and Six Months Ended June 30, 2012

		Unpaid		Average Recorded Investment		Interest
	Recorded	Principal	Related	for Three	for Six	Income
	Investment	Balance	Allowance	Months	Months	Recognized
One to four residential:
Closed-end	$178,053	$178,053	$4,968	$180,347	$382,465	$--

Commercial real estate:
Owner occupied	159,334	159,334	4,445	162,309	473,026	--
Non-owner occupied	910,577	910,577	30,537	919,131	875,687	--

Commercial and industrial:
Secured	1,159,420	1,159,420	32,348	1,178,399	1,197,404	--

Total:
One to four residential	$178,053	$178,053	$4,968	$180,347	$382,465	$--
Commercial real estate	$1,069,911	$1,069,911	$34,982	$1,081,440	$1,348,713	$--
Commercial and industrial	$1,159,420	$1,159,420	$32,348	$1,178,399	$1,197,404	$--

Impaired Loans (by loan class)

As of and For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$656,275	$656,275	$18,835	$805,914	$--

Commercial real estate:
Owner occupied	893,259	893,259	25,637	1,201,115	--
Non-owner occupied	822,769	822,769	23,613	851,886	--

Commercial and industrial:
Secured	1,232,839	1,232,839	40,661	1,238,994	--

Total:
One to four residential	$656,275	$656,275	$18,835	$805,914	$--
Commercial real estate	$1,716,028	$1,716,028	$49,250	$2,053,001	$--
Commercial and industrial	$1,232,839	$1,232,839	$40,661	$1,238,994	$--

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	June 30, 2012	December 31, 2011
One to four residential:
Closed-end	$178,053	$656,275

Commercial real estate:
Owner occupied	159,334	893,259
Non-owner occupied	910,577	822,769

Commercial and industrial:
Secured	1,159,420	1,232,839

Total	$2,407,384	$3,605,142

A summary of troubled debt restructurings that occurred in the reporting period is as follows:

Modifications (by loan class)

For the three and six month periods ended June 30, 2012

			Post-
		Pre-Modification	Modification	Recorded
	Number	Outstanding	Outstanding	Investment
	of	Recorded	Recorded	at
	Loans	Investment	Investment	06/30/12
Troubled Debt Restructurings
Non-owner occupied	1	$120,424	$120,424	$117,526

Commercial and industrial:
Secured	1	451,897	451,897	436,965
Unsecured	1	54,472	54,472	44,808

The Company had three loans that were modified in troubled debt restructurings during the three and six month periods ended June 30, 2012. These modifications were made during the first quarter of 2012 and are classified as troubled debt restructurings because they were renewed at below-market interest rates due to the borrowers’ financial difficulties at the time of the restructuring. The loans are collateralized dependent and have zero impairment, thus no specific allowance has been established for these loans.

All loans modified in a trouble debt restructurings performed as agreed subsequent to the restructuring. The Company had no troubled debt restructurings in the three-month period ended June 30, 2011.

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,634,629 and $1,654,001 at June 30, 2012 and December 31, 2011, respectively.

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

The Subordinated Debt Securities bore interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011. On December 15, 2011 the interest rate became a variable interest rate equal to LIBOR (adjusted quarterly) plus 1.68%. LIBOR at December 15, 2011 was 0.54625% resulting in an interest rate of 2.22625% from December 15, 2011 to March 14, 2012. LIBOR at March 15, 2012 was 0.473650% resulting in an interest rate of 2.15365% from March 15 to June 14, 2012. LIBOR at June 15, 2012 was 0.467850% resulting in an interest rate of 2.14785% from June 15 to September 14, 2012.

As of June 30, 2012 and 2011, accrued interest payable to the Trust amounted to $140,379 and $8,494, respectively. Interest for Trust Preferred Securities amounted to $17,265 and $50,963, respectively, for the quarters ended June 30, 2012 and 2011. Interest for the Trust Preferred Securities amounted to $35,468 and $101,925, respectively, for each of the half years ended June 30, 2012 and 2011. The Company relies on dividends from the Bank in order to make such payments and the Bank is restricted from making dividend payments to the Company without prior supervisory non-objection from the Office of the Comptroller of the Currency (the “OCC). In addition, the Company must obtain the approval of the Federal Reserve Bank of San Francisco (the “FRB”) prior to making interest payments on the Trust Preferred Securities.  Prior to the commencement of the Company’s secondary stock offering in November 2011, the Company elected to begin deferring such interest payments pending the conclusion of the offering, commencing with the September 15, 2011 payment.  The offering has since been completed and the Company received approval from the FRB to bring all payments on the Trust Preferred Securities current together with the June 15, 2012 payment.  However, such approval was not received in time to enable payment on that date, and the approval was therefore extended to the next payment due date.  As a result, all such payments are to be brought current instead on September 15, 2012.

Note 8 – Stock Based Compensation

The Company’s stock option plan expired on July 13, 2010. The plan allowed the board to grant incentive stock options to officers and employees and non-qualified stock options to the directors, officers and employees. At June 30, 2012 and 2011, options to purchase 12,402 and 13,628 shares, respectively, were outstanding. All outstanding options are fully vested.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share Calculation
	For the three months ended June 30,
	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$124,196	829,402	$0.15	$(49,945)	748,314	$(0.07)

Effect of dilutive shares:
assumed exercise of
outstanding options		0	0.00		0	0.00

Diluted earnings	$124,196	829,402	$0.15	$(49,945)	748,314	$(0.07)

	Earnings per share Calculation
	For the six months ended June 30,
	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$328,154	799,623	$0.41	$153,360	748,314	$0.20

Effect of dilutive shares:
assumed exercise of
outstanding options		488	0.00		0	0.00

Diluted earnings per share	$328,154	800,111	$0.41	$153,360	748,314	$0.20

Note 10 - Off-Balance-Sheet Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant loans, unadvanced lines of credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2012 and December 31, 2011, the Company had $4.4 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. The Company had two unadvanced standby letters of credit at June 30, 2012, for $197,804 and one unadvanced standby letter of credit at December 31, 2011, for $82,804.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at June 30, 2012 and December 31, 2011.

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

The following table presents the balances of securities available for sale as of June 30, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
at June 30, 2012
Municipal bonds	$798,569	$-	$798,569	$-
Mortgage-backed securities	1,792,006	-	1,792,006	-
Total	$2,590,575	$-	$2,590,575	$-

at December 31, 2011
Municipal bonds	$796,098	$-	$796,098	$-
Mortgage-backed securities	2,176,322	-	2,176,322	-
Total	$2,972,420	$-	$2,972,420	$-

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

The following presents impaired loans measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans net of ALLL
at June 30, 2012	$2,335,086	$-	$1,203,888	$1,131,198
at December 31, 2011	$3,496,396	$-	$1,142,547	$2,353,849

For Level 3 impaired loans, the fair value of collateral is based on appraisals that are greater than six months old. Management has not made adjustments for the age of the appraisals based on their estimate that the values of the properties have no changed materially since the appraisal date. These estimates are based on qualitative judgments made by management on a case-by-case basis.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at June 30, 2012	$-	$-	$-	$-
at December 31, 2011	$439,317	$-	$439,317	$-

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

The carrying values and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at June 30, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$20,629,919	$20,629,919	$-	$-	$20,629,919
Interest-bearing deposits with other banks	14,579,252	-	-	-	14,578,995
Investment securities available for sale	2,590,575	-	2,590,575	-	2,590,575
Investment securities held to maturity	5,870,239	-	6,068,263	-	6,068,263
Stock investments	645,400	-	-	645,400	645,400
Loans, net	55,911,333	-	1,203,888	55,034,583	56,238,471
Accrued interest receivable	252,474	-	252,474	-	252,474
Bank owned life insurance	1,853,543	-	1,853,543	-	1,853,543
Trups common securities	93,000	-	93,000	-	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$47,354,353	$47,354,353	$-	$-	$47,354,353
Interest-bearing deposits	49,765,302	-	49,773,901	-	49,773,901
Accrued interest payable	185,938	-	185,938	-	185,938
Subordinated Debentures	3,093,000	-	3,093,000	-	3,093,000

	Fair Value Measurements at December 31, 2011 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$17,524,054	$17,524,054	$-	$-	$17,524,054
Interest-bearing deposits with other banks	13,339,252	-	13,345,914	-	13,345,914
Investment securities available for sale	2,972,420	-	2,972,420	-	2,972,420
Investment securities held to maturity	9,652,630	-	9,860,534	-	9,860,534
Stock investments	667,700	-	-	667,700	667,700
Loans, net	55,235,841	-	1,142,547	54,130,648	55,273,195
Accrued interest receivable	275,976	-	275,976	-	275,976
Bank owned life insurance	1,819,191	-	1,819,191	-	1,819,191
Trups common securities	93,000	-	93,000	-	93,000

Financial liabilities:	98,103,558
Deposits
Non-interest bearing demand deposits	$47,188,644	$47,188,644	$-	$-	$47,188,644
Interest-bearing deposits	50,914,914	-	50,926,890	-	50,926,890
Accrued interest payable	139,646	-	139,646	-	139,646
Subordinated Debentures	3,093,000	-	3,093,000	-	3,093,000

Note 12 – Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. (See “Item 2 – Recent Developments – Regulatory Agreements.”) The Bank has also agreed to the OCC establishing higher minimum capital ratios for the Bank. The Bank must maintain a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. As of June 30, 2012 the Bank’s Leverage Capital Ratio was 10.08% and its Total Risk-Based Capital Ratio was 17.11%. The Bank achieved a Leverage Capital Ratio of at least 9.0% by May 31, 2011, and continued to maintain or exceed the required ratio through June 30, 2012, by reducing higher-rate CD and money market deposits, thereby reducing average assets and to a lesser extent, in the first half of 2012, by increasing capital through retained earnings. It is anticipated that a portion of the proceeds from the secondary stock offering will be downstreamed to the Bank to further enhance capital levels

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). (See “Item 2 – Recent Developments – Regulatory Agreements.”)

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three and six months ended June 30, 2012 and 2011, and the consolidated financial condition of the Company as of June 30, 2012 and December 31, 2011.

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

Recent Developments

Regulatory Matters. On April 12, 2011, Chino Commercial Bank, N.A. (the “Bank”), the Company’s wholly-owned banking subsidiary, entered into a formal written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator. The Formal Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC. Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status.

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and has maintained the ratio above the required minimums, thereafter. As of June 30, 2012 the Bank’s Leverage Capital Ratio was 10.08% and its Total Risk-Based Capital Ratio was 17.11%.

The Formal Agreement requires the Bank to take the following actions: (i) adopt, implement and adhere to a rolling three year strategic plan and capital program, including objectives, projections and implementation strategies for the Bank’s overall risk profile, earnings performance, and various balance sheet items, as well as intended product line development and market segments; (ii) refrain from paying dividends without prior OCC non-objection; (iii) add a new independent director with banking experience, or similar accounting or regulatory experience, to the Bank Board; (iv) obtain non-objection from the OCC before adding any individual to the Bank Board or employing any senior executive officer; (v) obtain a review of insider lending compliance by an independent outside audit firm acceptable to the OCC; (vi) revise, in a manner acceptable to the OCC, the Bank’s policies or programs concerning overdrafts, insider lending compliance, credit risk management, credit risk accounting, nonaccrual recognition and concentration risk management; and thereafter implement and adhere to such policies; (vii) protect the Bank’s interest in assets criticized by the OCC and take certain actions to reduce the level of criticized assets; (viii) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program acceptable to the OCC to ensure an adequate allowance; (ix) correct each violation of law, rule or regulation cited in the most recent regulatory examination report and implement procedures to avoid future violations; and (x) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions. The Bank Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Formal Agreement.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Formal Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any capital distributions or payments on trust preferred securities, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

The Boards of Directors and management of the Bank and the Company are in the process of taking all necessary actions to comply with the various provisions of the Formal Agreement and the MOU.

Capital Raise. On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The rights offering to existing shareholders expired on February 22, 2012 and the public offering was extended to and expired on July 15, 2012. The Company has generated $799,063 in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $435,068, and subscriptions from investors in the public offering totaling $384,090. Net proceeds of $680,910 after deduction of offering expenses was booked to capital. It is anticipated that a portion of the proceeds of the offering will be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC. See "Regulatory Matters" immediately above.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Second quarter 2012 compared to second quarter 2011

Net income for the quarter ended June 30, 2012 was $124,196 compared with net loss of $49,945 for the quarter ended June 30, 2011, an increase of 348.7%. Basic and diluted earnings per share for the second quarter of 2012 was $0.15, compared to loss per share of $0.07 for the second quarter of 2011. The Company’s annualized return on average equity was 5.92% and annualized return on average assets was 0.46% for the quarter ended June 30, 2012, compared to a return on average equity of (2.85%) and a return on average assets of (0.19%) for same quarter in 2011. The primary factors affecting net income during the first quarter of 2012 are as follows:

•	The provision for loan losses decreased to $1,972 during the second quarter of 2012, a decrease of $271,945 or 99.3%, as compared to $273,917 for the three months ended June 30, 2010. Net loan charge-offs were $67,728 for the second quarter of 2012 and $259,456 for the second quarter of 2011. The decrease in the provision was due to a combination of the lower level of charge-offs in the second quarter of 2012 versus 2011, and the decrease in the level of nonperforming loans from $4.4 million at June 30, 2011 to $2.4 million at June 30, 2012.

•	The Company posted net interest income of $878,636 for the quarter ended June 30, 2012 as compared to $907,439 for the quarter ended June 30, 2011. The decrease was caused by a decline in yields on earning assets. Average interest-earning assets were $96.0 million with average interest-bearing liabilities of $52.8 million, yielding a net interest margin of 3.68% for the second quarter of 2012; as compared to the average interest-earning assets of $91.1 million with average interest-bearing liabilities of $55.7 million, yielding a net interest margin of 4.00% for the second quarter of 2011. The replacement of higher-yielding loans and mortgage backed securities with fed funds sold significantly reduced the yield on earning assets from 4.66% in the second quarter of 2011 to 4.09% in the second quarter of 2012.

•	Non-interest income decreased to $310,957 for the three months ended June 30, 2012, compared to $318,062 for the three months ended June 30, 2011, a 2.2% decrease. Service charges on deposits decreased by $10,072 or 3.5% for the second quarter of 2012 compared to the second quarter of 2011, due to a slight decrease in volume subject to analysis charges and returned item charges. Dividend income from restricted stock increased $3,746, or 134.3%, in the second quarter and increased $4,404, or 79.2%, in the first half of 2012 in comparison to the same periods in 2011, resulting from an increase in dividends received from Pacific Coast Bankers’ Bank (PCBB). No dividends were received from PCBB in 2011.
•	Non-interest expenses were $994,626 for the three months ended June 30, 2012 as compared to $1,056,146 for the three months ended June 30, 2011, a 5.8% decrease. The largest component of non-interest expense was salaries and benefits expense of $546,560 for the second quarter of 2012 compared to $520,894 for the same period in 2011, representing a 4.9% increase. The increase in salary expense was due to an increase in credit administration staff.
•	Other components of non-interest expense were regulatory assessments, which decreased in the second quarter of 2012 to $55,460, compared to $75,920 in the second quarter of 2011 due to changes in the calculation of regulatory assessments. Legal and other professional fees which decreased 48.7% or $64,339 in the three months ended June 30, 2012 compared to the same period in 2011. Occupancy expense also decrease $11,254 to $100,967 due to costs expensed in 2011 related to moving the main branch and administrative offices to its new location. Data and item processing expenses decreased 11.0% in the second quarter of 2012 to $83,831. These were partially offset by directors’ fees and other expenses. Directors’ fees and expenses increased $6,320 to $27,495 due to an appointment of additional director and an increase in directors’ fees that was effective January 1, 2012. Other expenses increased by $9,418 for the comparable three-month period due mainly to expenses paid for accounts on analysis.

First half of 2012 compared to the first half of 2011

Net income for the six months ended June 30, 2012 was $328,154 compared to $153,360 for the first six months of 2011, an increase of 114.0%. Basic and diluted earnings per share for the six months ended June 30, 2012 were $0.41 compared to $0.20 for the same period in 2011. Annualized return on average equity was 8.15% and a return on assets of 0.61%, compared to a return on equity of 4.35% and a return on assets of 0.28% for the same period in 2011. The primary reasons for the change in net income during the first half of 2012 are as follows:

•	The Company provided $1,972 to the allowance for loan losses during the first half of 2012, a 99.3% decrease from the same period in 2011. Net loan charge-offs were $70,448 for the first half of 2012 and $259,456 for the first half of 2011. The decrease in the provision was due to a combination of the lower level of charge-offs in the first half of 2012 versus 2011, and the decrease in the level of nonperforming loans from $4.4 million at June 30, 2011 to $2.4 million at June 30, 2012.

•	The Company posted net interest income of $1,774,126 for the six months ended June 30, 2012 as compared to $1,926,811 for the same period in 2011, a decrease of 7.9%. Average interest-earning assets were $94.9 million with average interest-bearing liabilities of $53.2 million, yielding a net interest margin of 3.76% for the first half of 2012; as compared to the average interest-earning assets of $94.9 million with average interest-bearing liabilities of $58.0 million, yielding a net interest margin of 4.09% for the first half of 2011. The replacement of higher-yielding loans and mortgage backed securities with fed funds sold significantly reduced the yield on earning assets from 4.77% in the first half of 2011 to 4.18% in the first half of 2012.
•	Non-interest income totaled $786,775 for the first half of 2012, an increase of $75,662, or 10.6%, compared to $711,113 in the first half of 2011. Substantial increases were seen in gain on sale of foreclosed assets and other miscellaneous income. Gain on sale of foreclosed assets increased to $93,871 in the six months ended June 30, 2012, compared to a $61,151 gain recognized in the same period of 2011. Other miscellaneous income increased to $57,749 for the six months ended June 30, 2012, compared to $15,506 in the first half of 2011 due to reimbursement of legal expenses incurred in 2011.

•	Non-interest expenses decreased $96,672 to $2,040,602 for the first half of 2012 compared to the same period in 2011. The largest component of non-interest expense was salaries and benefits expense of $1,119,842 for the first half of 2012 compared to $1,108,294 for the same periods in 2011, representing an a 1.0% increase. Included in non-interest expenses is legal and other professional fees which decreased 32.4% or $65,464 in the six months ended June 30, 2012 compared to the same period in 2011 as a result of certain legal fees related to regulatory maters in 2011 which did not recur in 2012.
•	Another component of non-interest expense was regulatory assessments, which decreased in the six months ended June 30, 2012 to $111,324, compared to $151,367 in the first half of 2011. In early 2011, we increased regulatory assessments accrued expenses in anticipation of an increase in rates. This increase did not materialize and the accrual was reversed in late 2011. These expense decreases were partially offset by Directors’ fees and other expenses. Directors’ fees and expenses increased $16,264 to $53,040 due to an appointment of additional director and an increase in directors’ fees that was effective January 1, 2012. Other expenses increased by $16,645 for the comparable six-month period due mainly to expenses paid for accounts on analysis.

Financial Condition Summary

The Company’s total assets were $109.6 million at June 30, 2012, a decrease of $141,921, or 0.1% as compared to total assets of $109.7 million at December 31, 2011. The most significant changes in the Company’s consolidated balance sheet during the six months ended June 30, 2012 are outlined below:

•	Total deposits decreased $983,903 or 1.0% to $97.1 million at June 30, 2012 from $98.1 million at December 31, 2011. Interest-bearing deposits decreased $1.1 million or 2.3% to $49.8 million at June 30, 2012 from $50.9 million at December 31, 2011 due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Demand deposits increased $165,709 million or 0.4% to $47.4 million at June 30, 2012 from $47.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits was 48.8% at June 30, 2012 and 48.1% at December 31, 2011.

•	The Company experienced a slight increase in interest-earning assets of 0.2% to $97.1 million in the first half of 2012, primarily in Federal funds sold which increased to $16.6 million at June 30, 2012, compared to $14.2 million at December 31, 2011. Gross loans increased 1.3% to $57.5 million at June 30, 2012, compared to $56.8 million at December 31, 2011.
•	In the first half of 2012, the Company reduced its nonperforming assets to $2.4 million at June 30, 2012, from $4.0 million at December 31, 2011. The December 31, 2011 nonperforming assets included $439,317 in OREO, which was sold in the first quarter of 2012. All nonperforming loans were current and paying as agreed, except one for one non-accrual loan, which was more than 30 days past due on June 30, 2012. The Company has six TDRs, five on non-accrual status. One TDR previously on non-accrual status was upgraded to accrual status at June 30, 2012.
•	Total shareholders’ equity increased $1.0 million to $8.5 million at June 30, 2012 from $7.5 million at December 31, 2011, due primarily to $328,154 in increased retained earnings, $680,910 in net proceeds from the Company’s stock offering (see “Recent Developments - Capital Raise” above), and a $649 increase in comprehensive income.

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

Net Interest Income and Net Interest Margin

For the second quarter of 2012, net interest income decreased $28,803, or 3.2%, to $878,636 in 2012 from $907,439 in 2011. For the six months ended June 30, 2012, net interest income decreased $152,685, or 7.9%, to $1,774,126 in 2012 from $1,926,811 in 2011. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2012 and 2011. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$54,603	$877	6.46%	$59,336	$903	6.10%
U.S. government agencies securities	714	5	2.54%	2,500	15	2.51%
Mortgage-backed securities	7,544	51	2.72%	11,489	91	3.15%
Other securities	1,205	12	4.11%	1,259	13	4.27%
Due from Banks time	13,135	20	0.60%	14,238	34	0.95%
Federal funds sold	18,824	12	0.26%	2,253	1	0.25%
Total interest-earning assets	96,025	$977	4.09%	91,075	$1,057	4.66%
Non-interest earning assets	12,340			13,578
Total assets	$108,365			$104,653

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$31,626	$54	0.68%	$31,461	$59	0.75%
Savings	2,205	1	0.25%	1,969	1	0.25%
Time deposits < $100,000	4,653	7	0.57%	5,326	10	0.76%
Time deposits equal to or > $100,000	11,242	19	0.69%	13,435	29	0.86%
Other borrowings	0	0	0.00%	404	0	0.07%
Subordinated debenture	3,093	17	2.25%	3,093	51	6.61%
Total interest-bearing liabilities	52,819	$98	0.75%	55,688	$150	1.08%
Non-interest bearing deposits	46,209			40,918
Other liabilities	940			1,040
Stockholders' equity	8,397			7,007
Total liabilities & stockholders' equity	$108,365			$104,653

Net interest income		$879			$907

Net interest spread [2]			3.34%			3.58%
Net interest margin [3]			3.68%			4.00%

1Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $15,300 for the three months ended June 30, 2012 as compared to $1,900 for the three months ended June 30, 2011.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is annualized.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$55,351	$1,760	6.40%	$59,804	$1,916	6.46%
U.S. government agencies securities	1,607	20	2.52%	2,500	31	2.52%
Mortgage-backed securities	7,964	109	2.77%	12,031	188	3.15%
Other securities	1,205	25	4.10%	1,259	27	4.29%
Due from Banks time	13,176	41	0.62%	16,100	77	0.96%
Federal funds sold	15,616	20	0.26%	3,197	4	0.25%
Total interest-earning assets	94,919	$1,975	4.18%	94,891	$2,243	4.77%
Non-interest earning assets	12,833			14,014
Total assets	$107,752			$108,905

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$31,769	$110	0.69%	$32,828	$121	0.74%
Savings	2,066	3	0.25%	2,019	3	0.26%
Time deposits < $100,000	4,743	13	0.57%	5,670	24	0.84%
Time deposits equal to or > $100,000	11,577	40	0.70%	14,229	66	0.94%
Other borrowings	0	0	0.00%	203	0	0.07%
Subordinated debenture	3,093	35	2.31%	3,093	102	6.65%
Total interest-bearing liabilities	53,248	$201	0.76%	58,042	$316	1.10%
Non-interest bearing deposits	45,391			42,851
Non-interest bearing liabilities	1,055			965
Stockholders' equity	8,058			7,047
Total liabilities & stockholders' equity	$107,752			$108,905

Net interest income		$1,774			$1,927

Net interest spread [2]			3.42%			3.67%
Net interest margin [3]			3.76%			4.09%

1Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $20,600 for the six months ended June 30, 2012 as compared to $2,100 for the six months ended June 30, 2011. Loans are net of deferred fees and related direct costs.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is annualized.

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

	For the quarter ended			For the six months ended
	June 30			June 30
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans[1]	$(73)	$47	$(26)	$(146)	$(10)	$(156)
Securities of U.S. government agencies	(12)	2	(10)	(11)	0	(11)
Mortgage-backed securities	(27)	(13)	(40)	(58)	(21)	(79)
Other securities	(2)	1	(1)	(1)	(1)	(2)
Due from Banks time	(3)	(11)	(14)	(12)	(24)	(36)
Federal funds sold	9	2	11	16	0	16
Total interest-earning assets	(108)	28	(80)	(212)	(56)	(268)

Interest-bearing liabilities
Money market & NOW	0	(5)	(5)	(4)	(7)	(11)
Time deposits < $100,000	(1)	(2)	(3)	(4)	(7)	(11)
Time deposits equal to or > $100,000	(5)	(5)	(10)	(11)	(15)	(26)
Subordinated debenture	0	(34)	(34)	0	(67)	(67)
Total interest-bearing liabilities	(6)	(46)	(52)	(19)	(96)	(115)
Change in net interest income	$(102)	$74	$(28)	$(193)	$40	$(153)

As shown above, the pure volume variance negatively impacted net interest income by $102,000 in the second quarter of 2012 relative to the same period of 2011, while the rate variance positively impacted net interest income by $74,000 for the same comparative period.

The net interest income for the second quarter of 2012 was $878,636 compared to $907,439 in the second quarter of 2011, a decrease of $28,803, or 3.2%. The net interest margin decreased to 3.68% for the three months ended June 30, 2012 as compared to 4.00% for the same period in 2011 due principally to a drop in the interest rates on interest bearing deposits and a reduction in average loans.

Average loans decreased $4.7 million or 8.0% for the second quarter of 2012 compared with the same period of 2011. Interest and fee income on loans decreased $25,863. The decrease in average loans resulted in approximately $73,000 in decreased interest income from loans, while the increase in interest rate resulted in approximately $47,000 in increased income. The average yield on loans increased from 6.10% for the quarter ended June 30, 2011 to 6.46% for the quarter ended June 30, 2012.

Income from investment securities and time deposits due from banks for the quarter ended June 30, 2012 decreased by $65,352, or 42.7% in comparison to the quarter ended June 30, 2011. The primary reason for the decreased interest income was the decrease in the average balance of investment securities and due from banks of approximately $6.9 million or 23.4%. The decline in average investment securities and due from banks time balances caused a decrease of interest income of approximately $44,000, while the rate decrease caused a decline in interest income of approximately $21,000 from investment securities and due from banks time for the second quarter of 2012 as compared to the same quarter in 2011. The average yield for investment securities and due from banks time declined from 2.09% for the three months ended June 30, 2011 to 1.56% for the same period in 2012.

Average interest-bearing liabilities decreased $2.9 million or 5.2% in the second quarter of 2012 as compared to the second quarter of 2011. The decrease in average interest-bearing deposits resulted in approximately a $6,000 decrease in interest expense while interest rate reductions resulted in a decrease of approximately $12,000 in the second quarter of 2012 as compared to the second quarter of 2011. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in a decrease of approximately $34,000.

Pure volume variances negatively impacted net interest income by approximately $193,000 for the six-month period ended June 30, 2012 relative to the same period of 2011, while the rate variance positively impacted net interest income by approximately $40,000 in the same comparative periods.

Interest income decreased $267,341 or 11.9% in the six month period ended June 30, 2012 compared to the same period of 2011, while interest expense decreased $114,656 or 36.3%. Interest and fee income from loans decreased during the six months ended June 30, 2012 by $155,462, or 8.1% to $1,760,312 compared to same period in 2011, due to a decrease in average loan balances.

The average balance of investment securities and due from banks time deposits decreased due a decision to not reinvest in view of the decrease in average deposits. Average deposits declined due to the Bank’s reduction of interest rates offered on interest-bearing accounts. The most significant decrease was in due from banks time deposits, which experienced a negative volume variance of approximately $12,000 and a negative rate variance of $24,000 for the six months ended June 30, 2012 compared to the same period in 2011. Interest income from investment securities and due from banks time decreased $127,665 or 39.6% to $195,062 for the six months ended June 30, 2012 compared to the same period of 2011 due to a decline in yields.

Interest expense on deposits decreased $48,124, or 22.5% to $165,602 for the six months ended June 30, 2012 compared to the same period of 2011. Average interest bearing deposits to average total deposits decreased from 56.1% for the six months ended June 30, 2011 to 52.5% for the same period in 2012. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in a decrease of approximately $67,000.

The Company’s net interest margin declined from 4.09% to 3.76% for the six months ended June 30, 2012 versus 2011 due principally to a drop in interest rates.

Provision for Loan Losses

Provisions to the allowance for loan losses are made monthly if needed, in anticipation of future potential loan losses. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the adequacy of the allowance for loan losses. The allowance is determined by assigning general reserves to non-impaired loans, and specific allowances for the impaired loans as needed. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses will be increased through the provision for loan losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below under “Allowance for Loan Losses.”

The provision for loan losses decreased to $1,972 during the second quarter of 2012, a decrease of $271,945 or 99.3%, as compared to $273,917 for the three months ended June 30, 2010. Net loan charge-offs were $67,728 for the second quarter of 2012 and $259,456 for the second quarter of 2011. The decrease in the provision was due to a combination of the lower level of charge-offs in the second quarter of 2012 versus 2011, and the decrease in the level of nonperforming loans from $4.4 million at June 30, 2011 to $2.4 million at June 30, 2012.

The Company provided $1,972 to the allowance for loan losses during the first half of 2012, a 99.3% decrease from the same period in 2011. The lower provision for the first half of 2012 was due to a lower level of charge-offs during the period as compared to the first half of 2011 as well as a decrease in nonperforming assets. Net charge offs were $70,448 for the six months ended June 30, 2012 compared to $259,456 for the first half of 2011.

The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $310,957 for the three months ended June 30, 2012 as compared to $318,062 for the three months ended June 30, 2011, a 2.2% decrease. For the first half of 2012, non-interest income increased 10.6% to $786,775 compared to $711,113 for the same period in 2011. Total annualized non-interest income as a percentage of average earning assets increased to 1.3% and 1.7% for the three and six months ended June 30, 2012, respectively, compared to 1.4% and 1.5% for the three and six months ended June 30, 2011, respectively.

	Non-Interest Income for the three months ended June 30,				Non-Interest Income for the six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Service charges on deposit accounts	$279	89.8%	$289	91.0%	$591	75.1%	$593	83.5%
Gain on sale of foreclosed assets	0	0.0%	0	0.0%	94	11.9%	61	8.6%
Other miscellaneous income	8	2.5%	8	2.6%	58	7.3%	16	2.2%
Dividend income from restricted stock	7	2.1%	3	0.9%	10	1.3%	6	0.8%
Income from bank owned life insurance	17	5.6%	18	5.5%	34	4.4%	35	4.9%
Total non-interest income	$311	100.0%	$318	100.0%	$787	100.0%	$711	100.0%
As an annualized percentage of
average earning assets		1.3%		1.4%		1.7%		1.5%

Service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposits decreased by $10,072 or 3.5% for the second quarter of 2012 compared to the second quarter of 2011, due to a slight decrease in volume subject to analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Gain on sale of foreclosed assets increased to $93,871 in the first half of 2012, compared to a $61,151 gain recognized in the first half of 2011. The property sold in the first quarter of 2012 was foreclosed in May 2012 and required clean-up and repairs to get ready for sale. A majority of the expenses incurred to maintain and ready the property for sale were charged to non-interest expenses in 2012 and totaled over $32,000.

Other miscellaneous income increased to $57,749 for the six months ended June 30, 2012, compared to $15,506 in the first half of 2011 due to reimbursement of certain legal expenses incurred in 2011.

Dividend income from restricted stock increased $3,746, or 134.3%, in the second quarter and increased $4,404, or 79.2%, in the first half of 2012 in comparison to the same periods in 2011, resulting from an increase in dividends received from Pacific Coast Bankers’ Bank (PCBB). No dividends were received from PCBB in 2011.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and six months ended June 30, 2012 and 2011:

	Non-Interest Expense for the quarter ended				Non-Interest Expense for the six months
	June 30				June 30
	2012		2011		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$547	55.1%	$521	49.3%	$1,120	55.0%	$1,108	51.9%
Occupancy and equipment	101	10.2%	112	10.6%	207	10.1%	227	10.6%
Data and item processing	84	8.4%	94	8.9%	173	8.5%	191	8.9%
Deposit products and services	17	1.7%	6	0.6%	33	1.6%	18	0.8%
Legal and other professional fees	68	6.8%	132	12.5%	137	6.7%	202	9.5%
Regulatory assessments	55	5.5%	76	7.2%	111	5.4%	151	7.1%
Advertising and marketing	12	1.2%	11	1.0%	25	1.2%	27	1.3%
Directors’ fees and expenses	27	2.7%	21	2.0%	53	2.6%	37	1.7%
Printing and supplies	12	1.2%	10	0.9%	25	1.2%	22	1.0%
Telephone	9	0.9%	9	0.9%	18	0.9%	19	0.9%
Insurance	12	1.2%	9	0.9%	24	1.2%	20	0.9%
Reserve for undisbursed lines of credit	(2)	-0.2%	2	0.2%	2	0.1%	(3)	-0.1%
Other expenses	53	5.3%	53	5.0%	113	5.5%	118	5.5%
Total non-interest expenses	$995	100.0%	$1,056	100.0%	$2,041	100.0%	$2,137	100.0%
Non-interest expense as an annualized
percentage of average earning assets		4.1%		4.6%		4.3%		4.5%
Core efficiency ratio		83.6%		86.2%		82.7%		82.9%

Total annualized non-interest expense as a percentage of average earning assets increased to 4.1% for the three months ended June 30, 2012 as compared to 4.6% for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, these percentages were 4.3% and 4.5%, respectively. Total annualized non-interest expense as a percentage of average assets decreased due to the increase in average earning assets.

The core efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because of the slight decline in net interest plus other income and the decrease in total non-interest expense, the Company’s overhead efficiency ratio decreased to 83.6% for the second quarter of 2012 from 86.2% for the second quarter of 2011. The efficiency ratio decreased slightly in the most recent six month period to 82.7%, compared to 82.9% for the same period in 2011.

Non-interest expenses were $994,626 for the three months ended June 30, 2012, compared to $1,056,146 for the three months ended June 30, 2011, a 5.8% decrease. Non-interest expenses decreased $96,672 to $2,040,602 for the first half of 2012 compared to the same period in 2011. The largest component of general and administrative expenses was salary and employee benefits expense of $546,560 for the second quarter and $1,119,842 for the first half of 2012 compared to $520,894 and $1,108,294 for the same periods in 2011, representing 4.9% and 1.0% increases, respectively.

Legal and other professional fees decreased 48.7% and 32.4% or $64,339 and $65,464, respectively, during the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of certain legal fees related to regulatory maters in 2011 which did not recur in 2012.

Regulatory assessments expense decreased $20,460 or 26.9% in the second quarter of 2012 versus 2011 and $40,043 or 26.5% in the first half of 2012 versus 2011 due to decreased assessment rates.

Other components of non-interest expense that affected the decrease were occupancy and equipment expenses which decreased $11,254 and $19,737, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, due to the relocation and moving expenses of the main office charged to expense in 2011. Data and item processing expenses also decreased in 2011 by $10,382, or 11.0% for the comparable three month and $18,341, or 9.6% for the comparable six month periods due to one-time licensing and moving costs amortized in 2011 and not repeated in 2012.

Directors’ fees and expenses increased $6,320 or 29.8% in the second quarter and $16,264 or 44.2% in the six months ended June 30, 2012 compared to the same periods of 2011 due to the addition of one additional director, an increase in the number of meetings, and increases in directors’ fees compensation effective January 1, 2012.

Other expenses increased $9,418 to $88,845 in the second quarter of 2012, and increased $16,645 to $190,387 in the first half of 2012 due primarily to increases in expenses paid for accounts on analysis.

Provision for Income Taxes

Income tax expenses of $68,799 and $190,173 were recorded for the second quarter and the six months ended June 30, 2012, respectively, representing approximately 35.6% of pre-tax income and 36.7% of pre-tax income for the second quarter and six months ended June 30, 2012, respectively. In comparison, income tax benefit of $54,617 and an income tax expense of $67,851 were recorded for the second quarter and the six months ended June 30, 2011, respectively, representing approximately 52.2% of pre-tax loss and 30.7% of pre-tax income for the second quarter and six months ended June 30, 2011, respectively.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General

Total assets decreased by 0.1% from $109.7 million to $109.6 million between December 31, 2011 and June 30, 2012. The Company experienced a slight increase in interest-earning assets of 0.2% to $97.1 million in the first half of 2012, primarily in Federal funds sold which increased to $16.6 million at June 30, 2012, compared to $14.2 million at December 31, 2011. Gross loans increased 1.3% to $57.5 million at June 30, 2012, compared to $56.8 million at December 31, 2011. Total deposits decreased slightly from $98.1 million on December 31, 2011 to $97.1 million on June 30, 2012, a 1.0% decrease. Noninterest-bearing deposits increased to $47.4 million at June 30, 2012, an increase of $165,709 or 0.4% from December 31, 2011. Total interest-bearing deposits decreased from $50.9 million at December 31, 2011 to $49.8 million at June 30, 2012, a 2.3% decrease in the first half of 2012. The ratio of non-interest bearing deposits to total deposits increased from 48.1% at December 31, 2011 to 48.8% at June 30, 2012.

Loan Portfolio

During the six months ended June 30, 2012, the Company’s loan portfolio, net of unearned loan fees, decreased by $0.6 million to $57.4 million at June 30, 2012, compared to $56.8 million at December 31, 2011. The Company experienced moderate declines in balances of real estate secured and installment loans. The largest loan category at June 30, 2012 was real estate loans, which consist of commercial and consumer real estate loans, and represent 78.8% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at June 30, 2012 was commercial loans, constituting 20.6% of the loan portfolio.

The composition of the Company’s loan portfolio at June 30, 2012 and December 31, 2011 is set forth below:

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage

Real estate	$45,344	78.8%	$46,185	81.3%
Commercial	11,828	20.6%	9,974	17.6%
Installment	359	0.6%	644	1.1%
Gross loans	$57,531	100.0%	$56,803	100.0%

The average yield on the loan portfolio as of June 30, 2012 was 6.62% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At June 30, 2012, approximately 69.0% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At June 30, 2012 and December 31, 2011, the Company had $4.6 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At June 30, 2012 and December 31, 2011, the Company had $197,807 and $82,807 standby letters of credit, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of June 30, 2012, all but one of the Company's TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

The following table presents comparative data for the Company’s nonperforming assets and performing TDRs:

Nonperforming Assets and Performing TDRs

	June 30	December 31	June 30
	2012	2011	2011
	($ in thousands)
Non-accrual loans: [1]
Real estate	$1,248	$2,372	$2,735
Commercial	1,159	1,233	1,681
Installment	0	0	0

Total non-accrual loans [2]	2,407	3,605	4,416

Loans 90 days or more past due & still accruing:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due & still accruing	0	0	0

Total nonperforming loans	2,407	3,605	4,416
OREO	0	439	439

Total nonperforming assets	$2,407	$4,044	$4,855
Performing loans classified as troubled debt restructurings (TDRs) [3]	$520	$-	$-
Nonperforming loans as a percentage of total loans [4]	4.18%	6.35%	7.55%
Nonperforming assets as a percentage of total loans and OREO	4.18%	7.07%	8.24%

1Additional interest income of approximately $95,600, $276,300, and $249,200 respectively, would have been recorded for the periods ended June 30, 2012, December 31, 2011, and June 30, 2011, if the loans had been on accrual status.

2Included in non-accrual loans are TDRs on non-accrual status. TDRs are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower. TDRs also include loans that are renewed at below-market rates due to the borrower's current financial difficulties.

3 Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

4Total loans are gross loans, which excludes the allowance for loan losses, and net of unearned loan fees.

At June 30, 2012, the Company had five nonperforming restructured loans totaling $1,817,500, one of which was partially charged off and the remaining balance of $1,486,436 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Five additional loans totaling $920,948 are on non-accrual status. As of June 30, 2012, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, only one such loans was over 30 days past due; all other such loans were paying as agreed. At June 30, 2012, the Company had no foreclosed property (OREO). The reduction in nonperforming loan balances were the result of $257,405 in paydowns, $615,113 from three paid off loans, and the upgrade and return to accrual status of two loans for $1.3 million. While five loans were eliminated from nonperforming loans, only one was added for $117,526.

As shown in the table, the Company also has one restructured loan for $559,769 with a remaining book balance of $520,261 classified as performing TDRs for which we were accruing interest at June 30, 2012.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,469,487 at June 30, 2012, $1,537,963 at December 31, 2011, and $1,462,136 at June 30, 2011. The ratios of the allowance for loan losses to total loans at June 30, 2012, December 31, 2011, and June 30, 2011 were 2.55%, 2.71%, and 2.50% respectively.

The table below summarizes, as of and for the three and six months ended June 30, 2012 and 2011 and the year ended December 31, 2011, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses

	As of and for the		As of and for the
	Quarter Ended		Six months Ended		Year Ended
	June 30		June 30		December 31,
	2012	2011	2012	2011	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$54,603	$59,336	$55,351	$59,804	$58,793
Total loans outstanding
at end of the period	$57,531	$58,494	$57,531	$58,494	$56,803
Allowance for loan losses:
Balance at the beginning of period	$1,535	$1,448	$1,538	$1,442	$1,442
Provision charged to expense	2	274	2	280	282
Charge-offs
Commercial loans	68	144	68	144	142
Commercial real estate loans	0	116	0	116	58
Installment loans	0	0	3	0	1
Total	68	260	71	260	201
Recoveries
Commercial loans	0	0	0	0	15
Commercial real estate loans	0	0	0	0	0
Installment loans	0	0	0	0	0
Total	0	0	0	0	15
Net loan chage-offs
(recoveries)	68	260	71	260	186
Balance	$1,469	$1,462	$1,469	$1,462	$1,538

Ratios:
Net loan charge-offs to average total loans	0.12%	0.44%	0.13%	0.43%	0.32%
Provision for loan losses to average total loans	0.00%	0.46%	0.00%	0.47%	0.48%
Allowance for loan losses to total loans at the end of the period	2.55%	2.50%	2.55%	2.50%	2.71%
Allowance for loan losses to non-performing loans	61.04%	33.11%	61.04%	33.11%	42.66%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	4.62%	17.75%	4.80%	17.75%	12.09%
Net loan charge-offs (recoveries) to provision for loan losses	3439.54%	94.72%	3577.50%	92.85%	65.99%

While Management believes that the amount of the allowance at June 30, 2012 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at June 30, 2012 was $8.7 million having a tax equivalent yield of 3.20%. This compares to an investment portfolio of $12.8 million at December 31, 2011 having a 3.03% tax equivalent yield. The primary category of investment in the portfolio at June 30, 2012 was mortgage-backed securities. At June 30, 2012, approximately 13% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$430	$431	$432	$436
Federal agency	0	0	2,500	2,515
Mortgage-backed securities	5,410	5,606	6,690	6,879
Corporate bonds	30	31	31	31
Total held to maturity	5,870	6,068	9,653	9,861

Available for sale:
Municipal	799	799	796	796
Mortgage-backed securities	1,792	1,792	2,176	2,176
Total available for sale	2,591	2,591	2,972	2,972
Total	$8,461	$8,659	$12,625	$12,833

There were no material changes since December 31, 2011 in the maturities or repricing of the investment securities.

Deposits

Total deposits decreased $983,903 or 1.0% to $97.1 million at June 30, 2012 from $98.1 million at December 31, 2011. Interest-bearing deposits decreased $1.1 million or 2.3% to $49.8 million at June 30, 2012 from $50.9 million at December 31, 2011 due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Demand deposits increased $165,709 or 0.4% to $47.4 million at June 30, 2012 from $47.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits was 48.8% at June 30, 2012 and 48.1% at December 31, 2011.

A comparative distribution of the Company’s deposits at June 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$47,354	48.8%	$47,189	48.1%
NOW	1,474	1.5%	1,835	1.9%
Savings	2,143	2.2%	1,810	1.8%
Money market	30,080	31.0%	30,407	31.0%
Time deposits < $100,000	4,506	4.6%	4,700	4.8%
Time deposits ≥ $100,000	11,563	11.9%	12,163	12.4%
Total deposits	$97,120	100.0%	$98,104	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2012 and 2011 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” table appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At June 30, 2012 and December 31, 2011, the Company had deposits from related parties representing 7.9% and 5.9% of total deposits of the Company, respectively. Further, at June, 2012 and December 31, 2011, deposits from escrow companies represented 13.5% and 10.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At June 30, 2012 and December 31, 2011 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a stand-by letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This stand-by letter of credit was issued as collateral for local agency deposits that the Company is maintaining.

Shareholders’ Equity

Total shareholders’ equity was $8.5 million at June 30, 2012 and $7.5 million at December 31, 2011. There was an overall increase of $1.0 million due to the following: net income increased retained earnings by $328,154, net proceeds from the Company’s stock offering increased equity by $680,910 (See “Recent Development – Capital Raise”) above, and the change in the unrealized loss on investment securities available for sale increased equity by $649.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At June 30, 2012, the Company’s liquid assets totaled approximately $37.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 34.5%. At December 31, 2011, the Company’s liquid assets totaled approximately $33.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.8%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Pacific Coast Bankers’ Bank, and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $27.0 million at June 30, 2012.

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

The Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability. Excess amounts are generally included in Tier 2 capital.  As of June 30, 2012, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank will achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 17.11% and 15.84%, respectively at June 30, 2012, compared to 16.51% and 15.24%, respectively at December 31, 2011. At June 30, 2012 and December 31, 2011, the Bank’s Leverage Capital Ratios were 10.08% and 9.81%, respectively.

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of June 30, 2012, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 17.91% and 16.23%, respectively, and its Leverage Capital ratio was 10.34%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	June 30, 2012	December 31, 2011	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	17.91%	16.44%	10.00%
Tier 1 capital to total risk-weighted assets	16.23%	14.26%	6.00%
Tier 1 leverage ratio	10.34%	9.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	17.11%	16.51%	10.00%
Tier 1 capital to total risk-weighted assets	15.84%	15.24%	6.00%
Tier 1 leverage ratio	10.08%	9.81%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 81% of the Company’s variable rate loans are at their floor with a weighted average yield of 6.90%. At June 30, 2012, approximately 70.8% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 31.2% of all fixed rate loans at June 30, 2012 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of June 30, 2012, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$(143)	$(111)	$(75)	$597	$1,177	$1,741
% Change	-3.71%	-2.88%	-1.95%	15.48%	30.52%	45.15%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward shocks of 100 to 300 basis points (“bp”).

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 81% of the Company’s variable rate loans are at their floor with a weighted average yield of 6.90%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as June 30, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$3,082	$2,014	$1,022	$(60)	$(115)	$(228)
% Change	27.2%	17.8%	9.0%	-0.5%	-1.0%	-2.0%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 1A: Risk Factors - Not applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3: Default of Senior Securities - None

Item 4: (Removed and Reserved)

Item 5: Other Information - None

Item 6: Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp1
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman2
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer3
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman4
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Earnings Per Share5
21	Subsidiaries of Registrant6
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

__________________________

1 Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-8 filed with the with the Securities and Exchange Commission on July 3, 2006.

2 Filed as Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on August 13, 2012.

3 Filed as an exhibit of the same number to the Company’s Form 10-QSB for the quarter ended September 30, 2006.

4 Filed as an exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2009.

5 Computation of earnings per share is incorporated by reference to Note 9 of the Financial Statements included herein.

6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	CHINO COMMERCIAL BANCORP

	By:	/s/ Dann H. Bowman
Dann H. Bowman President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

