Form 10-Q/A
period 2012-06-30
Chino Commercial Bancorp
filed 2012-09-07
CIK 1365794

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

PART IV

Item 6:  Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp[1]
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman[2]
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer[3]
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Associationdated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman[4]
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Net Income Per Share[5]
21	Subsidiaries of Registrant[6]
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

101.INS	XBRL Instance Document[7]
101.SCH	XBRL Taxonomy Extension Schema[7]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase[7]
101.DEF	XBRL Taxonomy Extension Definition Linkbase[7]
101.LAB	XBRL Taxonomy Extension Label Linkbase[7]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase[7]

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

Dated: September 7, 2012	CHINO COMMERCIAL BANCORP

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)