Form 10-Q
period 2012-09-30
Chino Commercial Bancorp
filed 2012-11-14
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

__________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated file ☐

Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

On October 19, 2012, there were 829,602 shares of Chino Commercial Bancorp Common Stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1

CHINO COMMERCIAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS:
Cash and due from banks	$3,723,692	$3,358,177
Federal funds sold	24,362,107	14,165,877
Total cash and cash equivalents	28,085,799	17,524,054

Interest-bearing deposits in other banks	15,736,252	13,339,252
Investment securities available for sale	2,463,801	2,972,420
Investment securities held to maturity (fair value approximates
$5,383,000 at September 30, 2012 and $9,861,000 at December 31, 2011)	5,162,608	9,652,630
Total investments	23,362,661	25,964,302
Loans
Real estate	47,206,181	46,184,898
Commercial	11,888,615	9,974,353
Installment	343,986	643,660
Gross loans	59,438,782	56,802,911
Unearned fees and discounts	(137,191)	(29,107)
Loans net of unearned fees and discount	59,301,591	56,773,804
Allowance for loan losses	(1,438,319)	(1,537,963)
Net loans	57,863,272	55,235,841

Accrued interest receivable	254,082	275,976
Restricted stock	623,300	667,700
Fixed assets, net	6,309,127	6,443,753
Foreclosed assets	0	439,317
Prepaid & other assets	2,763,820	3,154,650
Total assets	$119,262,061	$109,705,593

LIABILITIES:
Deposits
Non-interest bearing	$51,053,088	$47,188,644
Interest bearing
NOW and money market	37,870,150	32,241,986
Savings	1,965,306	1,809,536
Time deposits less than $100,000	4,379,976	4,700,126
Time deposits of $100,000 or greater	11,509,110	12,163,266
Total deposits	106,777,630	98,103,558

Accrued interest payable	35,314	139,646
Accrued expenses & other payables	738,591	897,363
Subordinated notes payable to subsidiary trust	3,093,000	3,093,000
Total liabilities	110,644,535	102,233,567
SHAREHOLDERS' EQUITY
Common stock, authorized 10,000,000 shares with no par value, issued and outstanding 829,602 shares and 749,540 shares at September 30, 2012 and December 31, 2011, respectively.	3,429,254	2,760,813
Retained earnings	5,113,579	4,631,609
Accumulated other comprehensive income	74,693	79,604
Total shareholders' equity	8,617,526	7,472,026
Total liabilities & shareholders' equity	$119,262,061	$109,705,593

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2012	2011	2012	2011
Interest income
Investment securities and due from banks	$82,697	$133,204	$277,759	$455,931
Interest on Federal funds sold	10,280	4,616	30,102	8,651
Interest and fee income on loans	931,264	877,470	2,691,575	2,793,245
Total interest income	1,024,241	1,015,290	2,999,436	3,257,827
Interest expense
Deposits	83,041	94,013	248,643	307,740
Other interest expense	0	0	0	75
Other borrowings	17,327	50,963	52,795	152,888
Total interest expense	100,368	144,976	301,438	460,703
Net interest income	923,873	870,314	2,697,998	2,797,124
Provision for loan losses	76	2,221	2,048	281,660
Net interest income after
provision for loan losses	923,797	868,093	2,695,950	2,515,464
Non-interest income
Service charges on deposit accounts	286,132	298,241	876,973	892,317
Gain on sale of foreclosed assets	0	0	93,871	61,151
Other miscellaneous income	8,415	9,299	66,164	24,805
Dividend income from restricted stock	2,996	2,783	12,959	8,342
Income from bank-owned life insurance	16,790	17,332	51,141	52,153
Total non-interest income	314,333	327,655	1,101,108	1,038,768
Non-interest expenses
Salaries and employee benefits	513,382	538,909	1,633,223	1,647,203
Occupancy and equipment	111,905	98,992	318,971	325,794
Data and item processing	92,848	86,777	265,691	277,962
Advertising and marketing	13,919	14,947	38,824	42,183
Legal and professional fees	76,224	108,861	212,983	311,084
Regulatory assessments	54,872	26,051	166,195	177,418
Insurance	12,062	10,587	36,497	30,236
Directors' fees and expenses	27,167	17,321	80,207	54,097
Other expenses	93,364	109,044	283,753	282,784
Total non-interest expenses	995,743	1,011,489	3,036,344	3,148,761
Income before income tax expense	242,387	184,259	760,714	405,471
Income tax expense	88,571	64,146	278,744	131,997
Net income	$153,816	$120,113	$481,970	$273,474
Basic earnings per share	$0.19	$0.16	$0.60	$0.37
Diluted earnings per share	$0.19	$0.16	$0.59	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2012	2011	2012	2011

Net income	$153,816	$120,113	$481,970	$273,474

Other comprehensive income (loss), net of tax effects
Net unrealized holding gains (losses) on securities
available for sale during the period (tax effects of
($3,887) and ($3,435) for three and nine months ended September 30,
2012, respectively and $2,110 and $5,851 for three and
nine months ended September 30, 2011, respectively).	(5,561)	3,015	(4,911)	8,366

Total comprehensive income	$148,255	$123,128	$477,059	$281,840

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERICAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Number of	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2010 (audited)	748,314	$2,750,285	$4,190,208	$75,764	$7,016,257

Net income			441,401		441,401

Change in unrealized gain on securities
available for sale, net of tax				3,840	3,840

Exercise of stock options, including
tax benefit	1,226	10,528			10,528
Balance at December 31, 2011 (audited)	749,540	2,760,813	4,631,609	79,604	7,472,026

Net income			481,970		481,970

Change in unrealized gain on securities
available for sale, net of tax				(4,911)	(4,911)

Secondary stock offering	80,062	668,441			668,441
Balance at September 30, 2012 (unaudited)	829,602	$3,429,254	$5,113,579	$74,693	$8,617,526

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$481,970	$273,474
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	2,048	281,660
Depreciation and amortization	170,965	167,895
Net amortization of investment securities	48,130	49,669
Amortization of deferred loan (fees) costs	108,084	(737)
Loss on disposition of equipment	204	314
Gain on sale of foreclosed assets	(93,871)	(61,151)
Deferred income tax expense (benefit)	155,841	(59,936)
Net changes in:
Accrued interest receivable	21,894	106,083
Other assets	238,425	118,384
Accrued interest payable	(104,332)	4,458
Other liabilities	(158,772)	59,249
Net cash provided by operating activities	870,586	939,362

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other banks	(2,397,000)	7,685,000
Activity in investment securities available for sale
Repayments and calls	486,332	1,420,499
Activity in investment securities held to maturity
Repayments and calls	4,455,831	1,630,942
Redemption (purchases) of stock investments, restricted	44,400	(41,450)
Loan originations and principal collections, net	(2,737,563)	3,009,481
Proceeds from sale of foreclosed assets	533,188	577,685
Purchase of premises and equipment	(36,543)	(325,730)
Net cash provided by investing activities	348,645	13,956,427

Cash Flows from Financing Activities
Net change in deposits	8,674,072	(8,084,412)
Proceeds from stock offering, net of capital raising costs	668,442	0
Net cash provided (used) by financing activities	9,342,514	(8,084,412)
Net increase in cash and cash equivalents	10,561,745	6,811,377

Cash and Cash Equivalents at Beginning of Period	17,524,054	7,701,641
Cash and Cash Equivalents at End of Period	$28,085,799	$14,513,018

Supplemental Information
Interest paid	$405,770	$456,245
Income taxes paid	$133,000	$77,000
Supplemental Disclosures of Noncash Investing and Financing Activities
Loans transferred to other real estate owned	$—	$439,317
Loans to facilitate the sale of foreclosed assets	$427,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINO COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. They do not, however, include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain prior period amounts have been reclassified to conform to current period classification. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Note 4 – Recent Accounting Pronouncements:

In December 2011, the FASB issued new guidance ASU No. 2011-11- “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using IFRS. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities at September 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,487	$53,616	$—	$797,103
Mortgage-backed securities	1,593,394	73,304	—	1,666,698
	$2,336,881	$126,920	$—	$2,463,801

Securities held to maturity:
Municipal bonds	$330,000	$706	$—	$330,706
Mortgage-backed securities	4,832,608	220,004	—	5,052,612
	$5,162,608	$220,710	$—	$5,383,318

The amortized cost and fair value of investment securities at December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,407	$52,691	$—	$796,098
Mortgage-backed securities	2,093,745	82,664	(87)	2,176,322
	$2,837,152	$135,355	$(87)	$2,972,420

Securities held to maturity:
Municipal bonds	$431,986	$3,705	$—	$435,691
Federal agency	2,500,000	14,528	—	2,514,528
Mortgage-backed securities	6,690,284	188,956	—	6,879,240
Corporate	30,360	715	—	31,075
	$9,652,630	$207,904	$—	$9,860,534

The amortized cost and fair value of investment securities as of September 30, 2012 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	400,000	428,788	330,000	330,706
After 10 years through 17 years	343,487	368,315	—	—
Mortgage-backed securities	1,593,394	1,666,698	4,832,608	5,052,612
	$2,336,881	$2,463,801	$5,162,608	$5,383,318

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

In the recent past, unrealized losses were related to mortgage-backed securities issued by federally sponsored agencies, which are fully secured by conforming residential loans. Since the Company had the ability to hold these securities until estimated maturity, no declines were deemed to be other than temporary. There were no securities with gross unrealized losses at September 30, 2012.

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2011, the Company had 11 impaired loans totaling $3,605,142, all of which were on non-accrual status. Only one of those loans was past due over 30 days. At September 30, 2012, there were 10 impaired loans totaling $2,318,247, all of which were on a non-accrual status. Only one of those loans was past due over 30 days.

Changes in the allowance for loan losses are summarized as follows for three months ended September 30, 2012:

Allowance for Loan Losses (by loan segment)
For three months ended September 30, 2012

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
July 1, 2012	$36,192	$75,343	$1,154,085	$193,508	$704	$9,370	$285	$1,469,487
Provision for loan
losses	(5,542)	(623)	36,212	(28,978)	(70)	(916)	(7)	76

Loans charged off	—	—	(31,244)	—	—	—	—	(31,244)

Recoveries	—	—	—	—	—	—	—	—

Ending Balance
September 30, 2012	$30,650	$74,720	$1,159,053	$164,530	$634	$8,454	$278	$1,438,319

Changes in the allowance for loan losses are summarized as follows for nine months ended September 30, 2012:

Allowance for Loan Losses (by loan segment)
For nine months ended September 30, 2012

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2012	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963
Provision for loan
losses	(13,936)	34,282	(11,542)	(6,090)	2,278	(2,835)	(109)	2,048

Loans charged off	—	—	(31,244)	(67,828)	(2,720)	—	—	(101,792)

Recoveries	—	—	—	—	100	—	—	100

Ending Balance
September 30, 2012	$30,650	$74,720	$1,159,053	$164,530	$634	$8,454	$278	$1,438,319

The following tables present loans and the allowance for loan losses by segment as of September 30, 2012 and December 31, 2011:

Loans and Allowance for Loan Losses (by loan segment)
As of September 30, 2012

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,338,286	$4,102,245	$44,867,895	$7,775,260	$25,795	$318,191	$11,110	$59,438,782

Individually evaluated
for impairment	173,464	—	3,297,444	1,416,802	—	—	—	4,887,710

Collectively evaluated
for impairment	2,164,822	4,102,245	41,570,451	6,358,458	25,795	318,191	11,110	54,551,072

Allowance for loan losses:

Balance	30,650	74,720	1,050,183	164,530	634	8,454	278	1,329,449

Individually evaluated
for impairment	4,059	—	26,903	22,791	—	—	—	53,753

Collectively evaluated
for impairment	26,591	74,720	1,023,280	141,739	634	8,454	278	1,275,696

Loans and Allowance for Loan Losses (by loan segment)
As of December 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,368,205	$1,880,824	$43,816,693	$8,082,845	$30,737	$612,923	$10,684	$56,802,911

Individually evaluated
for impairment	656,275	—	4,839,527	1,817,734	—	—	—	7,313,536

Collectively evaluated
for impairment	1,711,930	1,880,824	38,977,166	6,265,111	30,737	612,923	10,684	49,489,375

Allowance for loan losses:

Balance	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963

Individually evaluated
for impairment	18,835	—	49,250	40,661	—	—	—	108,746

Collectively evaluated
for impairment	25,751	40,438	1,152,589	197,787	976	11,289	387	1,429,217

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

The following tables summarize the loan portfolio at September 30, 2012 and December 31, 2011 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of those dates.

Credit Quality Indicators (by loan class)

As of September 30, 2012

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$2,164,822	$—	$173,464	$—	$2,338,286

Residential income	4,102,245	—	0	—	4,102,245

Commercial real estate:
Owner occupied	22,687,467	—	1,401,084	—	24,088,551
Non-owner occupied	18,597,279	285,705	1,896,360	—	20,779,344

Commercial and industrial:
Secured	3,536,493	—	1,315,067	—	4,851,560
Unsecured	2,821,965	—	101,735	—	2,923,700

Consumer	25,795	—	—	—	25,795

Installment	318,191	—	—	—	318,191

Other	11,110	—	—	—	11,110

Total	$54,265,367	$285,705	$4,887,710	$—	$59,438,782

Credit Quality Indicators (by loan class)

As of December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,711,932	$—	$656,273	$—	$2,368,205

Residential income	1,880,824	—	—	—	1,880,824

Commercial real estate:
Owner occupied	17,642,198	—	2,345,010	—	19,987,208
Non-owner occupied	21,044,610	290,358	2,494,517	—	23,829,485

Commercial and industrial:
Secured	2,840,541	—	1,678,608	—	4,519,149
Unsecured	3,200,770	223,798	139,128	—	3,563,696

Consumer	30,737	—	—	—	30,737

Installment	612,923	—	—	—	612,923

Other	10,684	—	—	—	10,684

Total	$48,975,219	$514,156	$7,313,536	$—	$56,802,911

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

The following tables set forth certain information with respect to delinquencies in the Company’s portfolio by loan class and amount as of September 30, 2012 and December 31, 2011:

Age Analysis of Past Due Loans (by loan class)

As of September 30, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$—	$—	$—	$—	$2,338,286	$2,338,286	$—

Residential income	—	—	—	—	4,102,245	4,102,245	—

Commercial real estate:
Owner occupied	0	—	128,090	128,090	23,960,461	24,088,551	—
Non-owner occupied	—	—	—	—	20,779,344	20,779,344	—

Commercial and industrial:
Secured	—	—	—	—	4,851,560	4,851,560	—
Unsecured	—	—	—	—	2,923,700	2,923,700	—

Consumer	—	—	—	—	25,795	25,795	—

Installment	9,285	—	—	9,285	308,906	318,191	—

Other	—	—	—	—	11,110	11,110	—

Total	$9,285	$—	$128,090	$137,375	$59,301,407	$59,438,782	$—

Age Analysis of Past Due Loans (by loan class)

As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$—	$—	$—	$—	$2,368,205	$2,368,205	$—

Residential income	—	—	—	—	1,880,824	$1,880,824	—

Commercial real estate:
Owner occupied	171,434	—	—	171,434	19,815,774	19,987,208	—
Non-owner occupied	—	—	—	—	23,829,485	23,829,485	—

Commercial and industrial:
Secured	—	—	—	—	3,983,230	3,983,230	—
Unsecured	—	—	—	—	4,099,615	4,099,615	—

Consumer	—	—	—	—	30,737	30,737	—

Installment	—	—	—	—	612,923	612,923	—

Other	—	—	—	—	10,684	10,684	—

Total	$171,434	$—	$—	$171,434	$56,631,477	$56,802,911	$—

The following tables summarize impaired loans by loan class as of and for the period ended September 30, 2012 and December 31, 2011:

Impaired Loans (by loan class)

As of and For the Three and Nine Months Ended September 30, 2012

		Unpaid		Average Recorded Investment		Interest
	Recorded	Principal	Related	for three	for nine	Income
	Investment	Balance	Allowance	Months	Months	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$173,464	$173,464	$3,313	$175,758	$320,224	$—

Commercial real estate:
Owner occupied	128,090	128,090	2,447	151,523	375,794	—
Non-owner occupied	893,420	893,420	17,064	899,536	916,991	—

Commercial and industrial:
Secured	1,123,273	1,123,273	21,455	1,141,738	1,178,936	—

Total:
One to four residential	$173,464	$173,464	$3,313	$175,758	$320,224	$—
Commercial real estate	$1,021,510	$1,021,510	$19,511	$1,051,059	$1,292,785	$—
Commercial and industrial	$1,123,273	$1,123,273	$21,455	$1,141,738	$1,178,936	$—

Impaired Loans (by loan class)

As of and For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
One to four residential:
Closed-end	$656,275	$656,275	$18,835	$805,914	$—

Commercial real estate:
Owner occupied	893,259	893,259	25,637	1,201,115	—
Non-owner occupied	822,769	822,769	23,613	851,886	—

Commercial and industrial:
Secured	1,232,839	1,232,839	40,661	1,238,994	—

Total:
One to four residential	$656,275	$656,275	$18,835	$805,914	$—
Commercial real estate	$1,716,028	$1,716,028	$49,250	$2,053,001	$—
Commercial and industrial	$1,232,839	$1,232,839	$40,661	$1,238,994	$—

A summary of nonaccrual loans by loan class is as follows:

Loans on Nonaccrual Status (by loan class)

	September 30, 2012	December 31, 2011
One to four residential:
Closed-end	$173,464	$656,275

Commercial real estate:
Owner occupied	128,090	893,259
Non-owner occupied	893,420	822,769

Commercial and industrial:
Secured	1,123,273	1,232,839

Total	$2,318,247	$3,605,142

No troubled debt restructuring occurred in the three months ended September 30, 2012. A summary of troubled debt restructurings that occurred in the nine-month period ended September 30, 2012 is as follows:

Modifications (by loan class)

For the nine month period ended September 30, 2012

			Post-
		Pre-Modification	Modification	Recorded
	Number	Outstanding	Outstanding	Investment
	of	Recorded	Recorded	at
	Loans	Investment	Investment	09/30/12
Troubled Debt Restructurings

Commercial real estate:
Non-owner occupied	1	120,424	$ 120,424	$ 115,226

Commercial and industrial:
Secured	1	451,897	451,897	427,938
Unsecured	1	54,472	54,472	30,009

The Company had no loans modified in troubled debt restructuring during the third quarter of 2012 and three loans that were modified in troubled debt restructurings during the first quarter of 2012 and are classified as troubled debt restructurings because they were renewed at below-market interest rates due to the borrowers’ financial difficulties at the time of the restructuring. The loans are collateral dependent and have zero impairment, thus no specific allowance has been established for these loans.

All loans modified in a trouble debt restructurings performed as agreed subsequent to the restructuring. The Company had no troubled debt restructurings in the three-month period ended September 30, 2011.

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,624,460 and $1,654,001 at September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012 and 2011, accrued interest payable to the Trust amounted to $2,684 and $59,456, respectively. Interest for Trust Preferred Securities amounted to $17,327 and $50,963, respectively, for the quarters ended September 30, 2012 and 2011. Interest for the Trust Preferred Securities amounted to $52,795 and $152,888, respectively, for each of the nine months ended September 30, 2012 and 2011. The Company relies on dividends from the Bank in order to make such payments and the Bank is restricted from making dividend payments to the Company without prior supervisory non-objection from the Office of the Comptroller of the Currency (the “OCC). In addition, the Company must obtain the approval of the Federal Reserve Bank of San Francisco (the “FRB”) prior to making interest payments on the Trust Preferred Securities.  Prior to the commencement of the Company’s secondary stock offering in November 2011, the Company elected to begin deferring such interest payments pending the conclusion of the offering, commencing with the September 15, 2011 payment.  The offering has since been completed and the Company received approval from the FRB to bring all payments on the Trust Preferred Securities current together with the September 16, 2012 payment. The interest payments were made and the Company is now current.

Note 8 – Stock Based Compensation

The Company’s stock option plan expired on July 13, 2010. The plan allowed the board to grant incentive stock options to officers and employees and non-qualified stock options to the directors, officers and employees. At September 30, 2012 and 2011, options to purchase 12,402 and 13,628 shares, respectively, were outstanding. All outstanding options are fully vested.

The most recent grant of options occurred in 2003. Thus, there was no stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share Calculation

For the three months ended September 30,

	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$153,816	829,570	$0.19	$120,113	748,314	$0.16

Effect of dilutive shares:
assumed exercise of
outstanding options		0	0.00		0	0.00

Diluted earnings	$153,816	829,570	$0.19	$120,113	748,314	$0.16

Earnings per share Calculation

 For the nine months ended September 30,

	2012			2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$481,970	809,605	$0.60	$273,474	748,314	$0.37

Effect of dilutive shares:
assumed exercise of
outstanding options		488	(0.01)		0	0.00

Diluted earnings per share	$481,970	810,093	$0.59	$273,474	748,314	$0.37

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2012 and December 31, 2011, the Company had $3.9 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments represent a credit risk to the Company. The Company had two unadvanced standby letters of credit at September 30, 2012, for $224,612 and one unadvanced standby letter of credit at December 31, 2011, for $82,804.

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

Note 11 – Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at September 30, 2012 and December 31, 2011.

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

The following table presents the balances of securities available for sale as of September 30, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
at Septembere 30, 2012
Municipal bonds	$797,103	$—	$797,103	$—
Mortgage-backed securities	1,666,698	—	1,666,698	—
Total	$2,463,801	$—	$2,463,801	$—

at December 31, 2011
Municipal bonds	$796,098	$—	$796,098	$—
Mortgage-backed securities	2,176,322	—	2,176,322	—
Total	$2,972,420	$—	$2,972,420	$—

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

The following presents impaired loans measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Impaired loans net of ALLL
at Septembere 30, 2012	$2,273,968	$—	$954,392	$1,319,577
at December 31, 2011	$3,496,396	$—	$1,142,547	$2,353,849

For Level 3 impaired loans, the fair value of collateral is based on appraisals that are greater than nine months old. Management has not made adjustments for the age of the appraisals based on their estimate that the values of the properties have no changed materially since the appraisal date. These estimates are based on qualitative judgments made by management on a case-by-case basis.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Other real estate owned net
of valuation allowance
at Septembere 30, 2012	$—	$—	$—	$—
at December 31, 2011	$439,317	$—	$439,317	$—

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

The carrying values and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$28,085,799	$28,085,799	$—	$—	$28,085,799
Interest-bearing deposits with other banks	15,736,252	—	15,732,169	—	15,732,169
Investment securities available for sale	2,463,801	—	2,463,801	—	2,463,801
Investment securities held to maturity	5,162,608	—	5,383,318	—	5,383,318
Stock investments	623,300	—	—	623,300	623,300
Loans, net	57,863,272	—	954,392	55,284,079	56,238,471
Accrued interest receivable	254,082	—	254,082	—	254,082
Bank owned life insurance	1,870,332	—	1,870,332	—	1,870,332
Trups common securities	93,000	—	93,000	—	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$51,053,088	$51,053,088	$—	$—	$51,053,088
Interest-bearing deposits	55,724,542	—	55,735,537	—	55,735,537
Accrued interest payable	35,314	—	35,314	—	35,314
Subordinated Debentures	3,093,000	—	3,093,000	—	3,093,000

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$17,524,054	$17,524,054	$—	$—	$17,524,054
Interest-bearing deposits with other banks	13,339,252	—	13,345,914	—	13,345,914
Investment securities available for sale	2,972,420	—	2,972,420	—	2,972,420
Investment securities held to maturity	9,652,630	—	9,860,534	—	9,860,534
Stock investments	667,700	—	—	667,700	667,700
Loans, net	55,235,841	—	1,142,547	54,130,648	55,273,195
Accrued interest receivable	275,976	—	275,976	—	275,976
Bank owned life insurance	1,819,191	—	1,819,191	—	1,819,191
Trups common securities	93,000	—	93,000	—	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$47,188,644	$47,188,644	$—	$—	$47,188,644
Interest-bearing deposits	50,914,914	—	50,926,890	—	50,926,890
Accrued interest payable	139,646	—	139,646	—	139,646
Subordinated Debentures	3,093,000	—	3,093,000	—	3,093,000

Note 12 – Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency, the Bank’s primary regulator. (See “Item 2 – Recent Developments – Regulatory Agreements.”) The Bank has also agreed with the OCC to establishing higher minimum capital ratios for the Bank. The Bank must maintain a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. As of September 30, 2012 the Bank’s Leverage Capital Ratio was 10.04% and its Total Risk-Based Capital Ratio was 17.05%. The Bank achieved a Leverage Capital Ratio of at least 9.0% by May 31, 2011, and continued to maintain or exceed the required ratio through September 30, 2012, by reducing higher-rate CD and money market deposits, thereby reducing average assets and to a lesser extent, in the nine months ended September 30, 2012, by increasing capital through retained earnings. The Company continues to hold a portion of the proceeds from the secondary stock offering which may be downstreamed to the Bank to further enhance capital levels.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “FRB”). (See “Item 2 – Recent Developments – Regulatory Agreements.”)

Item 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Information

This discussion focuses primarily on the results of operations of the Company and its consolidated subsidiary on a consolidated basis for the three and nine months ended September 30, 2012 and 2011, and the consolidated financial condition of the Company as of September 30, 2012 and December 31, 2011.

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

The Bank also agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and has maintained the ratio above the required minimums, thereafter. As of September 30, 2012 the Bank’s Leverage Capital Ratio was 10.04% and its Total Risk-Based Capital Ratio was 17.05%.

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

Capital Raise. On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The rights offering to existing shareholders expired on February 22, 2012 and the public offering was extended to and expired on July 15, 2012. The Company generated $819,158 in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $435,068, and subscriptions from investors in the public offering totaling $384,090. Net proceeds of $668,442 after deduction of offering expenses was booked to capital. It is anticipated that a portion of the proceeds of the offering will be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC. See "Regulatory Matters" immediately above.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

Third quarter 2012 compared to third quarter 2011

Net income for the quarter ended September 30, 2012 was $153,816 compared with net income of $120,113 for the quarter ended September 30, 2011, an increase of 28.1%. Basic and diluted earnings per share for the third quarter of 2012 were $0.19, compared to $0.16 for the third quarter of 2011. The Company’s annualized return on average equity was 7.21% and annualized return on average assets was 0.56% for the quarter ended September 30, 2012, compared to a return on average equity of 6.80% and a return on average assets of 0.46% for same quarter in 2011. The primary factors affecting net income during the third quarter of 2012 are as follows:

•	The Company posted net interest income of $923,873 and $870,314 for the three months ended September 30, 2012 and 2011, respectively. Interest and fee income from loans increased $53,794, or 6.1%, to $931,264 for the third quarter of 2012 compared with the third quarter of 2011. Average interest-bearing liabilities increased $588,000 or 1.1% in the third quarter of 2012 as compared to the third quarter of 2011. The increase in average interest-bearing deposits resulted in approximately a $2,000 increase in interest expense while interest rate reductions resulted in a decrease of approximately $13,000 in the third quarter of 2012 as compared to the third quarter of 2011. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in a decrease of approximately $34,000.

•	Non-interest income totaled $314,333 for the three months ended September 30, 2012, or a 4.1% decrease from $327,655 earned during the third quarter of 2011.
•	The provision for loan losses decreased to $76 during the third quarter of 2012, a decrease of $2,145 or 96.6%, as compared to $2,221 for the three months ended September 30, 2011.
•	Total non-interest income decreased $13,322 or 4.1% to $314,333 for the third quarter ended September 30, 2012 as compared to $327,655 for the same period of 2011. Service charges on deposits decreased by $12,109 or 4.1% for the three months ended September 30, 2012, compared to the same periods in 2012, due to a slight decrease in volume subject to analysis charges and returned item charges.
•	Non-interest expenses decreased $15,746 or 1.6% to $995,743 for the three months ended September 30, 2012 as compared to $1,011,489 for the three months ended September 30, 2011. The largest component of general and administrative expenses was salary and employee benefits expense of $513,382 for the three months ended September 30, 2012 compared to $538,909 for the same periods in 2011, representing 4.7% decrease. Legal and other professional fees decreased 30.0% or $32,637 in the three months ended September 30, 2012 compared to the same periods in 2011 as a result of certain legal fees related to regulatory maters in 2011 which did not recur in 2012. Other expenses decreased $15,680 or 14.4% to $93,364 in the third quarter of 2012 due mainly to payments for expenses of other real estate owned incurred in 2011 that were not repeated in 2012.
•	Components of non-interest expenses that partially offset the decreases above were Occupancy and equipment expense, Regulatory assessments, and Directors’ fees and expenses. Occupancy and equipment expenses increased $12,913 in the three months ended September 30, 2012 compared to the same period in 2011, due mainly to an increase in property tax expense. Regulatory assessments increased $28,821 to $54,872 for the three months ended September 30, 2012 compared to the same period in 2011 due to an adjustment made in the third quarter of 2011 that was not repeated in 2012. The increase of $9,846 or 56.88% in Directors’ fees in the third quarter of 2012 was due to the addition of one director and to increases in directors’ fees compensation that was effective January 2, 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net income for the nine months ended September 30, 2012 was $481,970 compared to $273,474 for the first nine months of 2011, an increase of 76.2%. Basic and diluted earnings per share for the nine months ended September 30, 2012 were $0.60 and $0.59, respectively, compared to $0.37 for both basic and diluted earnings per share for the same period in 2011. Annualized return on average equity was 7.82% and a return on assets of 0.59%, compared to a return on equity of 5.17% and a return on assets of 0.34% for the same period in 2011. The primary reasons for the change in net income during the first nine months of 2012 are as follows:

•	For the nine months ended September 30, the Company posted net interest income of $2.7 million and $2.8 million for 2012 and 2011, respectively. The decrease in interest income from loans was $101,670, or 3.6%, comparing the nine months ended September 30, 2012 with same period in 2011. For the nine months ended September 30, 2012, investment income decreased $178,172, or 39.1%, to $277,759 as compared to the nine months ended September 30, 2011. Interest expense on deposits decreased $59,097, or 19.2% to $248,643 for the nine months ended September 30, 2012 compared to the same period of 2011. Average interest bearing deposits to average total deposits decreased from 57.0% for the nine months ended September 30, 2011 to 55.7% for the same period in 2012. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in decreased interest expense of approximately $100,000.

•	The Company provided $2,048 to the allowance for loan losses during the nine months ended September 30, 2012, a 99.3% decrease from $281,660 for the same period in 2011. The lower provision for the nine months ended September 30, 2012 was due to a lower level of charge-offs during the period as compared to the first half of 2011 as well as a decrease in nonperforming assets.
•	Total non-interest income increased $62,340 or 6.0% to $1.1 million for the nine months ended September 30, 2012 as compared to $1.0 million for the same period of 2011. Service charges on deposits decreased by $15,344 or 1.7% for the nine months ended September 30, 2012 compared to the same periods in 2011, due to a slight decrease in volume subject to analysis charges and returned item charges. Gain on sale of foreclosed assets increased to $93,871 in the nine months ended September 30, 2012, compared to a $61,151 gain recognized in the same period of 2011. Other miscellaneous income increased to $66,164 for the nine months ended September 30, 2012, compared to $24,805 in the nine months ended September 30, 2011 due to reimbursement of certain legal expenses incurred in 2011.Dividend income from restricted stock increased $4,617, or 55.3%, in the nine months ended September 30, 2012 in comparison to the same periods in 2011, resulting from an increase in dividends received from Pacific Coast Bankers’ Bank (PCBB). No dividends were received from PCBB in 2011.
•	Non-interest expenses decreased $112,417 or 3.6% to $3.0 million for the nine months ended September, 30 2012 compared to $3.1 million for the same period in 2011. The largest component of general and administrative expenses was salary and employee benefits expense of $1,633,223 for the nine months ended September 30, 2012 compared to $1,647,203 for the same periods in 2011, representing 0.8% decrease. Legal and other professional fees decreased 31.5% or $98,101 in the nine months ended September 30, 2012 compared to the same periods in 2011 as a result of certain legal fees related to regulatory maters in 2011 which did not recur in 2012. Regulatory assessments expense decreased $11,223 or 6.3% in nine months ended September 30, 2012 versus 2011 due to decreased assessment rates.
•	Other components of non-interest expense that affected the changes were occupancy and equipment expenses which decreased $6,823 compared to the same periods in 2011, due to the relocation and moving expenses of the main office charged to expense in 2011. Data and item processing expenses also decreased $12,271, or 4.4% for the comparable nine month periods due to one-time licensing and moving costs amortized in 2011 and not repeated in 2012. Directors’ fees and expenses increased $26,110 or 48.3% in the nine months ended September 30, 2012 compared to the same periods of 2011 due to the addition of one additional director, an increase in the number of meetings, and increases in directors’ fees compensation effective January 1, 2012.

Financial Condition Summary

The Company’s total assets were $119.3 million at September 30, 2012, an increase of $9.6 million, or 8.7% as compared to total assets of $109.7 million at December 31, 2011. The most significant changes in the Company’s consolidated balance sheet during the nine months ended September 30, 2012 are outlined below:

•	Total Investments decreased from $26.0 million at December 31, 2011 to $23.4 million, or 10.0%, while gross loans increased from $56.8 million to $59.4 million, and federal funds sold increased from $14.2 million to $24.4 million. Overall, earning assets increased 10.6% in the nine month period ended September 30, 2012.
•	Total deposits increased by $8.7 million, or 8.8%, to $106.8 million at September 30, 2012 compared to $98.1 million December 31, 2011. Time deposits decreased $1.0 million or 5.8% to $15.9 million at September 30, 2012 from $16.9 million at December 31, 2011. This reduction was an intentional strategy to reduce higher yielding deposits. Non-interest bearing deposits increased 8.2% to $51.1 million at September 30, 2012 from $47.2 million at December 31, 2011 and NOW and money market accounts increased 17.5% to $37.9 million at September 30, 2012 from $32.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits decreased slightly from 48.1% at December 31, 2011 to 47.8% at September 30, 2012.
•	The Bank’s asset quality improved in the nine months ended September 30, 2012 as $439,317 in OREO was sold and the level of nonperforming assets to total loans and OREO moved from 8.36% at September 31, 2011 to 7.07% at December 31, 2011 to 3.90% at September 30, 2012. Net charged-off loans were $101,692 for the nine months ended September 30, 2012 compared to $186,619 for the same period of 2011. Nonperforming loans decreased from $4.4 million at September 30, 2011 to $2.3 million at September 30, 2012. At December 31, 2011 nonperforming assets were $3.6 million.
•	On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a secondary stock offering to existing shareholders which commenced in the fourth quarter of 2011 and was extended to the general public in early 2012. The Company generated $668,442 in additional common stock from the offering. The offering closed on July 15, 2012.

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

Net Interest Income and Net Interest Margin

For the third quarter of 2012, net interest income increased $53,559, or 6.2%, to $923,873 in 2012 from $870,314 in 2011. For the nine months ended September 30, 2012, net interest income decreased $99,126, or 3.5%, to $2,697,998 in 2012 from $2,797,124 in 2011. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions, including short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economics in which the Company conducts business. When net interest income is expressed as a percentage of average earning assets, the results is the net interest margin.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2012 and 2011. The yields and costs are derived by dividing income or expense by the corresponding average balances of assets or liabilities for the periods shown below. Average balances are derived from average daily balances. Yields include fees that are considered adjustments to yields.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$58,075	$931	6.38%	$58,679	$877	5.93%
U.S. government agencies securities	0	0	0.00%	2,500	15	2.48%
Mortgage-backed securities	6,846	46	2.65%	10,371	79	3.00%
Other securities	1,135	12	4.25%	1,257	13	4.21%
Due from Banks time	16,340	25	0.61%	11,267	26	0.91%
Federal funds sold	15,920	10	0.26%	7,215	5	0.25%
Total interest-earning assets	98,316	$1,024	4.14%	91,289	$1,015	4.41%
Non-interest earning assets	12,411			13,423
Total assets	$110,727			$104,712

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$33,462	$56	0.66%	$31,298	$58	0.74%
Savings	2,081	1	0.25%	1,669	1	0.25%
Time deposits < $100,000	4,376	6	0.58%	5,186	9	0.69%
Time deposits equal to or > $100,000	11,662	20	0.67%	12,840	26	0.80%
Subordinated debenture	3,093	17	2.23%	3,093	51	6.54%
Total interest-bearing liabilities	54,674	$100	0.73%	54,086	$145	1.06%
Non-interest bearing deposits	46,653			42,516
Other liabilities	864			1,048
Stockholders' equity	8,536			7,062
Total liabilities & stockholders' equity	$110,727			$104,712

Net interest income		$924			$870

Net interest spread [2]			3.41%			3.35%
Net interest margin [3]			3.74%			3.78%

1 Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $23,100 for the three months ended September 30, 2012 as compared to ($7,000) for the three months ended September 30, 2011.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Average Yield/Rate is annualized.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

(unaudited)

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$56,266	$2,692	6.39%	$59,425	$2,793	6.28%
U.S. government agencies securities	1,068	20	2.52%	2,500	47	2.51%
Mortgage-backed securities	7,589	154	2.73%	11,472	266	3.10%
Other securities	1,182	37	4.15%	1,258	40	4.26%
Due from Banks time	14,238	66	0.62%	14,471	103	0.95%
Federal funds sold	15,718	30	0.26%	4,551	9	0.25%
Total interest-earning assets	96,061	$2,999	4.17%	93,677	$3,258	4.65%
Non-interest earning assets	12,690			13,815
Total assets	$108,751			$107,492

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$32,337	$164	0.68%	$32,312	$179	0.74%
Savings	2,071	4	0.25%	1,901	4	0.25%
Time deposits < $100,000	4,620	20	0.57%	5,507	33	0.79%
Time deposits equal to or > $100,000	11,606	60	0.69%	13,761	92	0.90%
Other borrowings	0	0	0.00%	135	0	0.07%
Subordinated debenture	3,093	53	2.28%	3,093	153	6.61%
Total interest-bearing liabilities	53,727	$301	0.75%	56,709	$461	1.09%
Non-interest bearing deposits	45,815			42,738
Non-interest bearing liabilities	991			993
Stockholders' equity	8,218			7,052
Total liabilities & stockholders' equity	$108,751			$107,492

Net interest income		$2,698			$2,797

Net interest spread [2]			3.42%			3.56%
Net interest margin [3]			3.75%			3.99%

1Amortization of loan fees (costs) has been included in the calculation of interest income. Loan fees were approximately $35,000 for the nine months ended September 30, 2012 as compared to ($4,900) for the nine months ended September 30, 2011. Loans are net of deferred fees and related direct costs.

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

	For the quarter ended			For the nine months ended
	September 30			September 30
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans[1]	$(9)	$63	$54	$(153)	$52	$(101)
Securities of U.S. government agencies	(8)	(7)	(15)	(27)	0	(27)
Mortgage-backed securities	(25)	(8)	(33)	(81)	(31)	(112)
Other securities	(1)	0	(1)	(2)	(1)	(3)
Due from Banks time	10	(11)	(1)	(2)	(35)	(37)
Federal funds sold	5	0	5	23	(2)	21
Total interest-earning assets	(28)	37	9	(242)	(17)	(259)

Interest-bearing liabilities
Money market & NOW	4	(6)	(2)	0	(15)	(15)
Time deposits < $100,000	0	(3)	(3)	(5)	(8)	(13)
Time deposits equal to or > $100,000	(2)	(4)	(6)	(15)	(17)	(32)
Subordinated debenture	0	(34)	(34)	0	(100)	(100)
Total interest-bearing liabilities	2	(47)	(45)	(20)	(140)	(160)
Change in net interest income	$(30)	$84	$54	$(222)	$123	$(99)

As shown above, the pure volume variance negatively impacted net interest income by $28,000 in the third quarter of 2012 relative to the same period of 2011, while the rate variance positively impacted net interest income by $37,000 for the same comparative period.

Net interest income for the third quarter of 2012 was $923,873 compared to $870,314 in the third quarter of 2011, an increase of $53,559, or 6.2%. The net interest margin decreased to 3.74% for the three months ended September 30, 2012 as compared to 3.78% for the same period in 2011 due principally to a drop in the interest rates on due from banks time.

Average loans decreased $604,000 or 1.0% for the third quarter of 2012 compared with the same period of 2011. Interest and fee income on loans increased $53,794. The decrease in average loans resulted in approximately $9,000 in decreased interest income from loans, while the increase in interest rate resulted in approximately $63,000 in increased income. The average yield on loans increased from 5.93% for the quarter ended September 30, 2011 to 6.38% for the quarter ended September 30, 2012. The increased yield is a result of reduction in loans on non-accrual status.

Income from investment securities and time deposits due from banks for the quarter ended September 30, 2012 decreased by $50,507, or 37.9% in comparison to the quarter ended September 30, 2011. The primary reason for the decreased interest income was the decrease in the average balance of investment securities and due from banks of approximately $1.1 million or 4.2%. The decline in average investment securities and due from banks time balances caused a decrease of interest income of approximately $24,000, while the rate decrease caused a decline in interest income of approximately $26,000 from investment securities and due from banks time for the third quarter of 2012 as compared to the same quarter in 2011. The average yield for investment securities and due from banks time declined from 2.09% for the three months ended September 30, 2011 to 1.35% for the same period in 2012.

Average interest-bearing liabilities increased $588,000 or 1.1% in the third quarter of 2012 as compared to the third quarter of 2011. The increase in average interest-bearing deposits resulted in approximately a $2,000 increase in interest expense while interest rate reductions resulted in a decrease of approximately $13,000 in the third quarter of 2012 as compared to the third quarter of 2011. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in a decrease of approximately $34,000.

Pure volume variances negatively impacted net interest income by approximately $222,000 for the nine-month period ended September 30, 2012 relative to the same period of 2011, while the rate variance positively impacted net interest income by approximately $123,000 in the same comparative periods.

Interest income decreased $258,391 or 7.9% in the nine month period ended September 30, 2012 compared to the same period of 2011, while interest expense decreased $159,265 or 34.6%. Interest and fee income from loans decreased during the nine months ended September 30, 2012 by $101,670, or 3.6% to $2,691,575 compared to same period in 2011, due to a decrease in average loan balances.

The average balance of investment securities and due from banks time deposits decreased due a decision to not reinvest in long-term, low-yielding investments. Average deposits declined due to the Bank’s reduction of interest rates offered on interest-bearing accounts. Investment securities and due from bank’s time experienced a negative volume variance of approximately $112,000 and a negative rate variance of $67,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Interest income from investment securities and due from banks time decreased $178,172 or 39.1% to $277,759 for the nine months ended September 30, 2012 compared to the same period of 2011.

Interest expense on deposits decreased $59,097, or 19.2% to $248,643 for the nine months ended September 30, 2012 compared to the same period of 2011. Average interest bearing deposits to average total deposits decreased from 57.0% for the nine months ended September 30, 2011 to 55.7% for the same period in 2012. While there was no change in the average balance of subordinated debentures, the rate decrease resulted in decreased interest expense of approximately $100,000.

The Company’s net interest margin declined from 3.99% to 3.75% for the nine months ended September 30, 2012 versus 2011 due principally to a drop in interest rates.

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

The provision for loan losses decreased to $73 during the third quarter of 2012, a decrease of $2,145 or 96.6%, as compared to $2,221 for the three months ended September 30, 2011. Net loan charge-offs were $31,244 for the third quarter of 2012 compared to net recoveries of $72,838 for the third quarter of 2011.

The Company provided $2,048 to the allowance for loan losses during the nine months ended September 30, 2012, a 99.3% decrease from $281,660 for the same period in 2011. The lower provision for the nine months ended September 30, 2012 was due to a lower level of charge-offs during the period as compared to the first nine months of 2011 as well as a decrease in nonperforming assets. Net charge offs were $101,692 for the nine months ended September 30, 2012 compared to $186,618 for the same period of 2011. Nonperforming loans decreased from $4.4 million at September 30, 2011 to $2.3 million at September 30, 2012.

The Company has not originated, and has no exposure to, sub-prime mortgage loans, or option ARM mortgages.

Non-Interest Income

Non-interest income was $314,333 for the three months ended September 30, 2012 as compared to $327,655 for the three months ended September 30, 2011, a 4.1% decrease. For the nine months ended September 30, 2012, non-interest income increased 6.0% to $1.1 million compared to $1.0 million for the same period in 2011. Total annualized non-interest income as a percentage of average earning assets decreased slightly to 1.3% for the three and nine months ended September 30, 2012, compared to 1.4% for the three and nine months ended September 30, 2011. Total annualized non-interest income as a percentage of average earning assets remained at 1.5% for the nine months ended September 30, 2012 and 2011.

The following table sets forth the non-interest income for the three and nine months ended September 30, 2012 and 2011:

	Non-Interest Income for the three months				Non-Interest Income for the nine months
	ended September 30,				ended September 30,
	2012		2011		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Service charges on deposit accounts	$ 286	91.0%	$ 299	91.1%	$ 877	79.7%	$ 893	85.9%
Gain on sale of foreclosed assets	0	0.0%	0	0.0%	94	8.5%	61	5.9%
Other miscellaneous income	8	2.7%	9	2.8%	66	6.0%	25	2.4%
Dividend income from restricted stock	3	1.0%	3	0.8%	13	1.2%	8	0.8%
Income from bank owned life insurance	17	5.3%	17	5.3%	51	4.6%	52	5.0%
Total non-interest income	$ 314	100.0%	$ 328	100.0%	$ 1,101	100.0%	$ 1,039	100.0%
As an annualized percentage of
average earning assets		1.3%		1.4%		1.5%		1.5%

Service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the return or payment of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. Service charges on deposits decreased by $12,109 or 4.1% and $15,344 or 1.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due to a slight decrease in volume subject to analysis charges and returned item charges. The Company periodically reviews service charges to maximize service charge income while still maintaining competitive pricing. Service charge income on deposit accounts increases with the increased number of accounts and to the extent fees are not waived.

Gain on sale of foreclosed assets increased to $93,871 in the nine months ended September 30, 2012, compared to a $61,151 gain recognized in the same period of 2011.

Other miscellaneous income increased to $66,164 for the nine months ended September 30, 2012, compared to $24,805 in the nine months ended September 30, 2011 due to reimbursement of certain legal expenses incurred in 2011.

Dividend income from restricted stock increased $4,617, or 55.3%, in the nine months ended September 30, 2012 in comparison to the same period in 2011, resulting from an increase in dividends received from Pacific Coast Bankers’ Bank (PCBB). No dividends were received from PCBB in 2011.

Non-Interest Expense

The following table sets forth the non-interest expense for the three and nine months ended September 30, 2012 and 2011:

	Non-Interest Expense for the quarter				Non-Interest Expense for the nine months
	ended September 30				ended September 30
	2012		2011		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)				(Dollars in thousands)

Salaries and employee benefits	$513	51.7%	$539	53.2%	$1,633	53.7%	$1,647	52.2%
Occupancy and equipment	112	11.2%	99	9.8%	319	10.5%	326	10.4%
Data and item processing	93	9.3%	87	8.6%	266	8.8%	278	8.8%
Deposit products and services	16	1.6%	16	1.6%	48	1.6%	34	1.1%
Legal and other professional fees	76	7.6%	109	10.8%	213	7.0%	311	9.9%
Regulatory assessments	55	5.5%	26	2.6%	166	5.5%	177	5.6%
Advertising and marketing	14	1.4%	15	1.5%	39	1.3%	42	1.3%
Directors’ fees and expenses	27	2.7%	17	1.7%	80	2.6%	54	1.7%
Printing and supplies	14	1.4%	13	1.3%	39	1.3%	35	1.1%
Telephone	9	0.9%	9	0.9%	27	0.9%	27	0.9%
Insurance	12	1.2%	11	1.1%	36	1.2%	30	1.0%
Reserve for undisbursed lines of credit	0	0.0%	(2)	-0.2%	1	0.0%	(6)	-0.2%
Other expenses	55	5.5%	72	7.1%	169	5.6%	194	6.2%
Total non-interest expenses	$996	100.0%	$1,011	100.0%	$3,036	100.0%	$3,149	100.0%
Non-interest expense as an annualized
percentage of average earning assets		4.1%		4.4%		4.2%		4.5%
Core efficiency ratio		80.4%		84.4%		81.9%		83.4%

Total annualized non-interest expense as a percentage of average earning assets decreased to 4.1% for the three months ended September 30, 2012 as compared to 4.4% for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, these percentages were 4.2% and 4.5%, respectively. Total annualized non-interest expense as a percentage of average assets decreased due to the increase in average earning assets.

The core efficiency ratio represents total operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Because of the slight decline in net interest plus other income and the decrease in total non-interest expense, the Company’s overhead efficiency ratio decreased to 80.4% for the third quarter of 2012 from 84.4% for the third quarter of 2011. The efficiency ratio decreased slightly in the most recent nine month period to 81.9%, compared to 83.4% for the same period in 2011.

Non-interest expenses were $995,743 for the three months ended September 30, 2012, compared to $1,011,489 for the three months ended September 30, 2011, a 1.6% decrease. Non-interest expenses decreased $112,417 to $3,036,344 for the nine months ended September, 30 2012 compared to the same period in 2011. The largest component of general and administrative expenses was salary and employee benefits expense of $513,382 for the third quarter and $1,633,223 for the nine months ended September 30, 2012 compared to $538,909 and $1,647,203 for the same periods in 2011, representing 4.7% and 0.8% decreases, respectively.

Legal and other professional fees decreased 30.0% and 31.5% or $32,637 and $98,101, respectively, during the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of certain legal fees related to regulatory maters in 2011 which did not recur in 2012.

Regulatory assessments expense increased $28,821 or 110.6% in the third quarter of 2012 versus 2011 and decreased $11,223 or 6.3% in nine months ended September 30, 2012 versus 2011. The decrease for the nine month period resulted from decreased assessment rates due to the initial FDIC base assessment rate being 14 basis points rather than 23 basis points that was anticipated. This rate decrease would also have resulted in a decrease for the third quarter of 2012 but for the fact that assessment accruals that were made in the first and second quarters of 2011 due to anticipated increased assessment rates were reversed in the third quarter in the third quarter of 2011 as the increase did not materialize, creating an artificially low assessment expense for the third quarter of 2011.

Other components of non-interest expense that affected the changes were occupancy and equipment expenses which increased $12,913 in the three months ended September 30, 2012 compared to the same period in 2011, due mainly to an increase in property tax expense. In the nine months ended September 30, 2012, occupancy and equipment expenses decreased $6,823 compared to the same periods in 2011, due to the relocation and moving expenses of the main office charged to expense in 2011. Data and item processing expenses also increased in 2012 by $6,071, or 7.0% for the comparable three month due to increased processing activity and decreased $12,271, or 4.4% for the comparable nine month periods due to one-time licensing and moving costs amortized in 2011 and not repeated in 2012.

Directors’ fees and expenses increased $9,846 or 56.88% in the third quarter and $26,110 or 48.3% in the nine months ended September 30, 2012 compared to the same periods of 2011 due to the addition of one additional director, an increase in the number of meetings, and increases in directors’ fees compensation effective January 1, 2012.

Other expenses decreased $15,680 or 14.4% to $93,364 in the third quarter of 2012 due mainly to payments for expenses of other real estate owned incurred in 2011 that were not repeated in 2012.

Provision for Income Taxes

Income tax expenses of $88,571 and $278,744 were recorded for the third quarter and the nine months ended September 30, 2012, respectively, representing approximately 36.5% and 36.6% of pre-tax income for those periods. In comparison, income tax expense of $64,146 and $131,997 were recorded for the third quarter and the nine months ended September 30, 2011, respectively, representing approximately 34.8% of pre-tax loss and 32.6% of pre-tax income for those periods.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options, and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General

Total assets increased by 8.7% from $109.7 million to $119.3 million between December 31, 2011 and September 30, 2012. The Company experienced a slight increase in interest-earning assets of 10.6% to $107.2 million in the nine months ended September 30, 2012, primarily in Federal funds sold which increased to $24.4 million at September 30, 2012, compared to $14.2 million at December 31, 2011. Gross loans increased 4.6% to $59.4 million at September 30, 2012, compared to $56.8 million at December 31, 2011. Total deposits increased from $98.1 million on December 31, 2011 to $106.8 million on September 30, 2012, an 8.8% increase. Noninterest-bearing deposits increased to $51.1 million at September 30, 2012, an increase of $3.9 million or 8.2% from December 31, 2011. Total interest-bearing deposits increased from $50.9 million at December 31, 2011 to $55.7 million at September 30, 2012, a 9.4% increase in the nine months ended September 30, 2012. The ratio of non-interest bearing deposits to total deposits decreased from 48.1% at December 31, 2011 to 47.8% at September 30, 2012.

Loan Portfolio

During the nine months ended September 30, 2012, the Company’s loan portfolio, net of unearned loan fees, increased by $2.5 million to $59.3 million at September 30, 2012, compared to $56.8 million at December 31, 2011. The Company experienced moderate increases in balances of real estate and commercial loans. The largest loan category at September 30, 2012 was real estate loans, which consisted of commercial and consumer real estate loans, and represented 79.4% of the loan portfolio. In anticipation of possible further deterioration in economic conditions, though Management believes these credits to be properly underwritten, the Company has elected to take real estate collateral in an abundance of caution on a number of commercial loans. Though the result of this strategy may be to reflect a concentration of assets into real estate secured credits, Management believes the underlying collateral will support overall credit quality and minimize principal risk of the portfolio. The next largest loan concentration at September 30, 2012 was commercial loans, constituting 20.0% of the loan portfolio.

The composition of the Company’s loan portfolio at September 30, 2012 and December 31, 2011 is set forth below:

	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage

Real estate	$47,206	79.4%	$46,185	81.3%
Commercial	11,889	20.0%	9,974	17.6%
Installment	344	0.6%	644	1.1%
Gross loans	$59,439	100.0%	$56,803	100.0%

The average yield on the loan portfolio as of September 30, 2012 was 6.39% and the weighted average contractual term of the loan portfolio is approximately seven years. Individual loan interest rates may require interest rate changes more frequently than at maturity due to adjustable interest rate terms incorporated into certain loans. At September 30, 2012, approximately 72.0% of loans were variable rate loans tied to adjustable rate indices such as Prime Rate.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers, which is not represented in any form within the balance sheets of the Company. At September 30, 2012 and December 31, 2011, the Company had $3.9 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments. These commitments represent a credit risk to the Company. At September 30, 2012 and December 31, 2011, the Company had $224,612 and $82,807 standby letters of credit, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned (“OREO”; also referred to herein as “foreclosed assets”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of September 30, 2012, all but one of the Company's TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

The following table presents comparative data for the Company’s nonperforming assets and performing TDRs:

Nonperforming Assets and Performing TDRs

	September 30	December 31	September 30
	2012	2011	2011
		($ in thousands)
Non-accrual loans: [1]
Real estate	$1,195	$2,372	$2,955
Commercial	1,123	1,233	1,399
Installment	0	0	0

Total non-accrual loans [2]	2,318	3,605	4,354

Loans 90 days or more past due & still accruing:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due & still accruing	0	0	0

Total nonperforming loans	2,318	3,605	4,354
OREO	0	439	439

Total nonperforming assets	$2,318	$4,044	$4,793
Performing loans classified as troubled debt restructurings (TDRs) [3]	$519	$—	$—
Nonperforming loans as a percentage of total loans [4]	3.90%	6.35%	7.65%
Nonperforming assets as a percentage of total loans and OREO	3.90%	7.07%	8.36%

At September 30, 2012, the Company had six nonperforming restructured loans totaling $1,941,693, one of which was partially charged off and the remaining balance of $1,610,630 is on non-accrual status. These loans are reported in the non-accrual classification of this report. Four additional loans totaling $707,617 are on non-accrual status. As of September 30, 2012, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, only one such loan was greater than 90 days past due; all other such loans were paying as agreed. At September 30, 2012, the Company had no foreclosed property (OREO). The reduction in nonperforming loan balances in the most recent twelve month period were the result of $337,417 in paydowns, $641,433 from three paid off loans, and the upgrade and return to accrual status of two loans totaling $1.2 million. While five loans were eliminated from nonperforming loans, only one was added for $117,526.

As shown in the table, the Company also has one restructured loan for $558,601 with a remaining book balance of $519,092 classified as performing TDRs for which we were accruing interest at September 30, 2012.

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

Allowance factors ranging from 0.0% to 2.5% are applied to disbursed loans that are unclassified and uncriticized. Allowance factors averaging approximately 0.27% are applied to undisbursed loans. Allowance factors are not applied to loans secured by bank deposits or to loans held for sale, which are recorded at the lower of cost or market.

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

Management looks at a number of economic events occurring in and around the real estate industry and analyzes each credit for associated risks. Accordingly, the Company has established and maintains an allowance for loan losses which amounted to $1,438,319 at September 30, 2012, $1,537,963 at December 31, 2011, and $1,537,195 at September 30, 2011. The ratios of the allowance for loan losses to total loans at September 30, 2012, December 31, 2011, and September 30, 2011 were 2.42%, 2.71%, and 2.70% respectively.

The table below summarizes the activity in the allowance for loan losses for the noted periods:

	September 30	December 31	September 30
	2012	2011	2011
		($ in thousands)
Non-accrual loans: [1]
Real estate	$1,195	$2,372	$2,955
Commercial	1,123	1,233	1,399
Installment	0	0	0

Total non-accrual loans [2]	2,318	3,605	4,354

Loans 90 days or more past due & still accruing:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due & still accruing	0	0	0

Total nonperforming loans	2,318	3,605	4,354
OREO	0	439	439

Total nonperforming assets	$2,318	$4,044	$4,793
Performing loans classified as troubled debt restructurings (TDRs) [3]	$519	$—	$—
Nonperforming loans as a percentage of total loans [4]	3.90%	6.35%	7.65%
Nonperforming assets as a percentage of total loans and OREO	3.90%	7.07%	8.36%

Ratios:
Net loan charge-offs to average total loans	0.05%	-0.12%	0.18%	0.31%	0.32%
Provision for loan losses to average total loans	0.00%	0.00%	0.00%	0.47%	0.48%
Allowance for loan losses to total loans at the end of the period	2.42%	2.70%	2.42%	2.70%	2.71%
Allowance for loan losses to non-performing loans	62.04%	35.30%	62.04%	35.30%	42.66%
Net loan charge-offs (recoveries) to allowance
for loan losses at the end of the period	2.17%	4.74%	7.07%	12.14%	12.09%
Net loan charge-offs (recoveries) to provision for loan losses	41110.14%	3279.51%	4965.43%	66.26%	65.99%

While Management believes that the amount of the allowance at September 30, 2012 was adequate, there can be no assurances that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing loan losses to exceed the current allowance.

Investment Portfolio

The market value of the Company’s investment portfolio at September 30, 2012 was $7.8 million, having a tax equivalent yield of 3.23%. This compares to an investment portfolio of $12.8 million at December 31, 2011, having a 3.03% tax equivalent yield. The primary category of investment in the portfolio at September 30, 2012 was mortgage-backed securities. At September 30, 2012, approximately 12% of the mortgage-backed securities were tied to adjustable rate indices such as LIBOR or CMT. As loan demand has declined, Management anticipates purchasing additional short-term investment securities and interest-bearing deposits in other banks until loan demand increases.

The following table summarizes the carrying value and market value and distribution of the Company’s investment securities at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Municipal	$330	$331	$432	$436
Federal agency	0	0	2,500	2,515
Mortgage-backed securities	4,833	5,053	6,690	6,879
Corporate bonds	0	0	31	31
Total held to maturity	5,163	5,384	9,653	9,861

Available for sale:
Municipal	797	797	796	796
Mortgage-backed securities	1,667	1,667	2,176	2,176
Total available for sale	2,464	2,464	2,972	2,972
Total	$7,627	$7,848	$12,625	$12,833

There were no material changes since December 31, 2011 in the maturities or repricing of the investment securities.

Deposits

Total deposits increased $8.7 million or 8.8% to $106.8 million at September 30, 2012 from $98.1 million at December 31, 2011. Interest-bearing deposits increased $4.8 million or 9.4% to $55.7 million at September 30, 2012 from $50.9 million at December 31, 2011. Demand deposits increased $3.9 million or 8.2% to $51.1 million at September 30, 2012 from $47.2 million at December 31, 2011. The ratio of non-interest bearing deposits to total deposits was 47.8% at September 30, 2012 and 48.1% at December 31, 2011.

A comparative distribution of the Company’s deposits at September 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Demand	$51,053	47.8%	$47,189	48.1%
NOW	2,583	2.4%	1,835	1.9%
Savings	1,966	1.8%	1,810	1.8%
Money market	35,287	33.1%	30,407	31.0%
Time deposits < $100,000	4,380	4.1%	4,700	4.8%
Time deposits ≥ $100,000	11,509	10.8%	12,163	12.4%
Total deposits	$106,778	100.0%	$98,104	100.0%

Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2012 and 2011 is contained in the “Distribution, Yield and Rate Analysis of Net Interest Income” table appearing in a previous section entitled “Net Interest Income and Net Interest Margin.” At September 30, 2012 and December 31, 2011, the Company had deposits from related parties representing 6.6% and 5.9% of total deposits of the Company, respectively. Further, at September 30, 2012 and December 31, 2011, deposits from escrow companies represented 11.7% and 10.1% of the Company’s total deposits, respectively. There are some escrow company deposits which are also classified as deposits from related parties.

Borrowings

At September 30, 2012 and December 31, 2011 the Company had no FHLB advances or overnight borrowings outstanding. On December 21, 2005, the Company entered into a standby letter of credit with the FHLB for $800,000, which matures and renews annually, as needed. This standby letter of credit was issued as collateral for local agency deposits that the Company is maintaining. On July 19, 2012, the Company entered into a standby letter of credit with Zions Bank for $115,000, which matures and renews annually, as needed. This standby letter of credit was issued on behalf of a customer requiring a letter of credit from a known major bank at the request of the Royal Bank of Canada. The Company holds the customers funds on deposit as security for this transaction.

Shareholders’ Equity

Total shareholders’ equity was $8.6 million at September 30, 2012 and $7.5 million at December 31, 2011. There was an overall increase of $1.1 million due to the following: net income increased retained earnings by $481,970, net proceeds from the Company’s stock offering increased equity by $668,441 (See “Recent Development – Capital Raise”) above, and the change in the unrealized loss on investment securities available for sale decreased equity by $4,911.

Liquidity

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and securities available for sale. Liquid assets include cash and due from banks, less the federal reserve requirement; Federal funds sold; interest-bearing deposits in financial institutions, and unpledged investment securities available for sale. At September 30, 2012, the Company’s liquid assets totaled approximately $46.3 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 38.8%. At December 31, 2011, the Company’s liquid assets totaled approximately $33.8 million and its liquidity level, measured as the percentage of liquid assets to total assets, was 30.8%. Management anticipates that liquid assets and the liquidity level will decline as the Company becomes more leveraged in the future. The Company’s current policy is to maintain a minimum liquidity ratio of 8%.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company has Fed funds lines of credit of $3.5 million at Pacific Coast Bankers’ Bank, and $2.0 million at Zions First National Bank. In addition, as a member of the FHLB, the Bank may borrow funds collateralized by the Bank’s securities or qualified loans up to 25% of its eligible total asset base, or $26.6 million at September 30, 2012.

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

The Company’s subordinated note represents a $3.1 million borrowing from its unconsolidated subsidiary. This subordinated note currently qualifies for inclusion as Tier 1 capital for regulatory purposes to the extent that it does not exceed 25% of total Tier 1 capital, but is classified as long-term debt in accordance with generally accepted accounting principles. In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include the subordinated debt related to trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability. Excess amounts are generally included in Tier 2 capital.  As of September 30, 2012, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank will achieve by May 31, 2011, and thereafter maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 17.05% and 15.78%, respectively at September 30, 2012, compared to 16.51% and 15.24%, respectively at December 31, 2011. At September 30, 2012 and December 31, 2011, the Bank’s Leverage Capital Ratios were 10.04% and 9.81%, respectively.

Under the Federal Reserve Bank’s guidelines, Chino Commercial Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Bank’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.” As of September 30, 2012, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital ratios were 17.90% and 16.28%, respectively, and its Leverage Capital ratio was 10.29%.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
	(unaudited)
			Minimum Requirement
	September 30, 2012	December 31, 2011	to be Well Capitalized
Chino Commercial Bancorp
Total capital to total risk-weighted assets	17.90%	16.44%	10.00%
Tier 1 capital to total risk-weighted assets	16.28%	14.26%	6.00%
Tier 1 leverage ratio	10.29%	9.19%	5.00%

Chino Commercial Bank
Total capital to total risk-weighted assets	17.05%	16.51%	10.00%
Tier 1 capital to total risk-weighted assets	15.78%	15.24%	6.00%
Tier 1 leverage ratio	10.04%	9.81%	5.00%

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

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. At September 30, 2012, approximately 72.0% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 28.0% of all fixed rate loans at September 30, 2012 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of September 30, 2012, assuming a parallel shift of 100 to 300 basis points in both directions.

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$ (184)	$ (153)	$ (119)	$ 698	$ 1,378	$ 2,043
% Change	-4.61%	-3.83%	-2.98%	17.48%	34.52%	51.18%

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

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 86% of the Company’s variable rate loans are at their floor with a weighted average yield of 6.68%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as September 30, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$ 3,967	$ 2,714	$ 1,567	$ (775)	$ (728)	$ (749)
% Change	30.9%	21.1%	12.2%	-6.0%	-5.7%	-5.8%

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item1: Legal Proceedings - None

Item 1A: Risk Factors - Not applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3: Default of Senior Securities - None

Item 4: (Removed and Reserved)

Item 5: Other Information - None

Item 6: Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp[1]
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman[2]
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer[3]
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman[4]
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Earnings Per Share[5]
21	Subsidiaries of Registrant[6]
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

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

Dated: November 14, 2012	CHINO COMMERCIAL BANCORP

By: /s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Sandra F. Pender
Sandra F. Pender
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)