Form 10-K
period 2012-12-31
Chino Commercial Bancorp
filed 2013-04-01
CIK 1365794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☑ No

The registrant’s revenues for its most recent fiscal year were $5,493,250.

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.6 million, based on the closing price reported to the registrant on that date of $9.75 per share. Shares of common stock held by each executive officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

On March 25, 2013, there were 829,602 shares of Chino Commercial Bancorp Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2013 Annual Meeting of the Shareholders to be filed with the SEC pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

Item 1. Description of Business

General

The Company

Chino Commercial Bancorp (the “Company”) is a California corporation headquartered in Chino, California, and is registered as a bank holding company under federal banking laws. The Company was formed in March 2006 to serve as the holding company for Chino Commercial Bank, N.A. (the “Bank”) and has been the Bank’s sole shareholder since July 2006. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10 (formerly Interpretation No. 46, Consolidation of Variable Interest Entities), Chino Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Chino Commercial Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Company’s principal source of income has historically been dividends from the Bank, though payment of such dividends currently requires prior regulatory approval or non-objection due to a Formal Agreement between the Bank and the Comptroller of the Currency (the “OCC”) and an informal agreement between the Company and the Federal Reserve Bank of San Francisco (see “Recent Developments – Regulatory Matters”), and the Bank did not pay dividends to the Company in 2011 or 2012. The Company may also explore supplementary sources of income in the future. The expenditures of the Company include (but are not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2012, the Company had consolidated assets of $114.6 million, deposits of $102.2 million and shareholders’ equity of $8.7 million. The Company’s liabilities include $3.1 million in debt obligations due to Chino Statutory Trust I, related to capital trust pass-through securities issued by that entity.

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

The Bank provides a wide variety of lending products for both businesses and consumers. Commercial loan products include lines of credit, letters of credit, term loans, equipment loans, commercial real restate loans, construction loans, accounts receivable financing, working capital financing. Financing products for individuals include auto, home equity, overdraft protection lines and, through a third party provider, MasterCard debit cards. Real estate loan products include construction loans, land loans, mini-perm commercial real estate loans, and home mortgages. As of December 31, 2012, the Company had total assets of $114.6 million and net loans of $60.4 million. The Company’s lending activity is concentrated primarily in real estate loans, which constituted 79.3% of the Company’s loan portfolio as of December 31, 2012; and commercial loans, which constituted 20.2% of the Company’s loan portfolio as of December 31, 2012.

As a community-oriented bank, the Bank offers a wide array of personal, consumer and commercial services generally offered by a locally-managed, independently-operated bank. The Bank provides a broad range of deposit instruments and general banking services, including checking, savings accounts (including money market demand accounts), certificates of deposit for both business and personal accounts; internet banking services, such as cash management and Bill Pay; telebanking (banking by phone); and courier services. The $102.2 million in deposits at December 31, 2012 included $48.8 million in non-interest bearing deposits and $53.4 million in interest-bearing deposits, representing 47.8% and 52.2%, respectively, of total deposits. At December 31, 2012, deposits from related parties represented approximately 6.5% of total deposits. See “RISK FACTORS— significant concentration of deposits within related parties.” Further at December 31, 2012, 11.5% of the Company’s deposits were from escrow companies. See “RISK FACTORS— The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties.”

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

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and has continued to maintain ratios above the required minimums since that time. As of December 31, 2012 the Bank’s Leverage Capital Ratio was 9.64% and its Total Risk-Based Capital Ratio was 16.75%.

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

Capital Raise. On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The rights offering to existing shareholders expired on February 22, 2012 and the public offering was concluded on July 15, 2012. The Company generated $819,158 in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $435,068, and subscriptions from investors in the public offering totaling $384,090. Net proceeds of $668,441, after deduction of offering expenses, was booked to capital. A portion of the proceeds of the offering may be downstreamed to the Bank to further enhance its capital levels and enable future growth while still complying with the capital requirements to which the Bank has agreed with the OCC. See "- Regulatory Matters" immediately above.

Mandatorily Convertible Notes to Directors. On September 16, 2011 the Company issued mandatorily convertible notes to certain directors in the aggregate principal amount of $65,000 in order to enable the Company to meet its cash flow needs for operating expenses pending the conclusion of at least the rights portion of the offering without requiring the Bank to issue dividends. The notes were interest-free and were converted into shares of common stock in the offering on a shareholder subscription rights basis on March 8, 2012, for an aggregate purchase of 13,169 shares (including bonus shares).

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

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet-based companies. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to offer services that previously were considered traditional banking products, and we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, and other means.

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

The Company’s primary geographic service area consists of the western portion of San Bernardino County, with a particular emphasis on Chino, Chino Hills, Ontario and Rancho Cucamonga. This primary service area is currently served by approximately 20 competing banks represented by 35 full service branches. The Company competes in its service area by using to the fullest extent possible the flexibility that its independent status and strong community ties permit. This status includes an emphasis on specialized services, local promotional activity, and personal contacts by the Company's officers, directors, organizers and employees. Programs have and will continue to be developed which are specifically addressed to the needs of small businesses, professionals and consumers. If our customers’ loan demands exceed the Company's lending limit, the Company is able to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company can also assist those customers requiring other services not offered by the Company to obtain such services from its correspondent banks.

Employees

As of December 31, 2012, the Company had 29 full-time and six part-time employees. Of these individuals, eight were officers of the Bank holding titles of Assistant Vice President or above.

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

Regulation of the Company Generally

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in its common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. On January 23, 2013, the Company announced its plans to deregister its common stock in accordance with the Jumpstart Our Business Startups Act. In this connection, the Company filed a Form 15 on January 23, 2013 under section 12(g) of the Exchange Act (as amended February 15, 2013) which is expected to become effective 90 days after the initial filing, subject to certain additional SEC filings including that of an additional Form 15 under Section 15(d) of the Exchange Act. After April 23, 2013, it is anticipated that all of the obligations of the Company’s and its directors, executive officers and principal shareholders under Sections 13, 14 and 16 of the Exchange Act described above will be suspended.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as, for example, seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, by varying the discount rate applicable to borrowings by banks that participate in the FRS, and through quantitative easing. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted with any degree of certainty.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the FRB and the Comptroller, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the FRB’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, including the unrealized net gains or losses (after tax adjustments) on investment securities available for sale carried at fair market value and disallowed deferred tax assets. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualifying minority interests in consolidated subsidiaries and similar items; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. As of December 31, 2012, TRUPS comprised 25% of the Company’s Tier 1 capital. Supplementary capital elements can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, which qualify as Tier 2 capital, is limited to 100% of Tier 1 capital.

As noted above, under the current rules of the Federal Reserve Board qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital, subject to certain limitations. Amounts of restricted core capital elements in excess of established limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2012, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines. However, no assurance can be given that the Federal Reserve will not impose further restrictions in the future on the inclusion of trust preferred securities in Tier 1 capital for regulatory capital purposes, and a proposal is currently under consideration for bank holding companies with more than $500 million in assets to be required to phase out the inclusion of trust preferred securities in Tier 1 capital to conform to Basel III requirements.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for both transactions reported on the balance sheet as assets, and off balance sheet transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans or construction and land development loans. In addition, the Bank has agreed to the OCC establishing a minimum Total Risk-Based Capital Ratio for the Bank of not less than 12.0% (see “Recent Developments – Regulatory Matters” above). As of December 31, 2012 and 2011, the Bank’s Total Risk-Based Capital Ratios were 16.75% and 16.51%, respectively, and its Tier 1 Risk-Based Capital Ratios were 15.48% and 15.24%, respectively. As of December 31, 2012 and 2011 the consolidated Company’s Total Risk-Based Capital Ratios were 17.50% and 16.44%, respectively, and its Tier 1 Risk-Based Capital Ratios were 15.95% and 14.26%, respectively.

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

The OCC and the FRB also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. In addition, the Bank has agreed to the OCC establishing a minimum Leverage Capital Ratio for the Bank of not less than 9.0% (see “Recent Developments – Regulatory Matters” above). As of December 31, 2012 and 2011, the Bank’s Leverage Capital Ratios were 9.64% and 9.81%, respectively, and the consolidated Company’s Leverage Capital Ratios were 9.86% and 9.19%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2012 and 2011 although as indicated above, as a “small bank holding company,” the Company is exempt from the capital adequacy guidelines applicable to bank holding companies discussed above.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment. As of December 31, 2012 and 2011, the Bank was deemed “well capitalized” for regulatory capital purposes, and the Bank’s capital ratios at December 31, 2012 also exceeded the higher minimum capital ratios for the Bank which the Bank agreed to the OCC establishing (see “Recent Developments – Regulatory Matters” above).

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are already effective or are in the proposed rule or implementation stage:

•	a change to permanent status for the previously-implemented temporary increase in FDIC deposit insurance to $250,000, and an extension of federal deposit insurance coverage through December 31, 2012 for the full net amount held by depositors in non-interesting bearing transaction accounts;
•	authorization for financial institutions to pay interest on business checking accounts,
•	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base is no longer an institution’s deposit base, but instead, is the institution’s average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less, and larger banks proportionately more, of the aggregate insurance assessments;
•	the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but nonetheless affects smaller banks due to competitive factors;
•	the creation of a Consumer Financial Protection Bureau within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;
•	provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, and enhanced executive compensation disclosures and compensation claw-backs; and
•	the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies (except for small bank holding companies such as the Company with assets of less than $500 million), and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions enable the Company’s trust preferred securities to remain eligible as Tier 1 capital);
•	codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;
•	the elimination of remaining barriers to de novo interstate branching by banks; and
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”).

Dodd-Frank also contains a number of provisions which should not directly impact the Company, such as the elimination of the Office of Thrift Supervision and the transfer of oversight responsibilities for thrift institutions and their holding companies to the Office of the Comptroller of the Currency or to the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced prudential standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more. However, various of these provisions could have some indirect impact on the Company due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s ultimate effect on the financial services industry in general, and on the Company in particular, is uncertain at this time. However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and expenses, including, for example changes in FDIC assessments, the permitted payment of interest on demand deposits, and projected enhanced consumer compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but may indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We generally expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

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

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue is being collected by the FDIC.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Our prepaid assessment, a non-earning asset, was $0 and $139,500 as of December 31, 2012 and 2011, respectively. Through December 31, 2012 when our prepaid FDIC assessment was fully utilized, our accounting offset for FDIC assessment expense was the prepaid assessment rather than cash.

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

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but was 0.66 basis points of insured deposits for the fourth quarter of 2012. These assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution's efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the OCC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in April 2012, and received a "satisfactory" CRA Assessment Rating.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”) imposed requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to establish standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve's Regulation E (which was updated effective January 2010 with a mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that banks mitigate the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The Bank does not offer an automated overdraft payment program and will not have income affected by this change.

Predatory Lending

The term “predatory lending is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically, predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not engage in predatory lending and thus does not expect these rules or potential future regulations in this area to have any impact on its financial condition or results of operations.

Consumer Financial Protection and Other Consumer Laws and Regulations

Dodd-Frank created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a “consumer financial product or service,” and it has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Bank.

The powers of the CFPB currently include:

•	The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.
•	Primary enforcement and exclusive supervision authority with respect to federal consumer financial laws over insured institutions with assets of $10 billion or more, including the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
•	The ability to require reports from institutions with assets under $10 billion to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
•	Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

The CFPB officially commenced operations on July 21, 2011 and has engaged in numerous activities sense then, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

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

The full extent of the CFPB’s authority and potential impact on the Bank is unclear at this time, and the Bank continues to monitor the CFPB’s activities on an ongoing basis.

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

The EESA also established a Temporary Liquidity Guarantee Program (TLGP) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The transaction account guarantee program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions were required to participate.

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

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act. The Bank also implemented new systems and procedures to identify suspicious activity reports, and reports any such activity to the Financial Crimes Enforcement Network.

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

Highlights of the revised statement include the following:

•	The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.
•	Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL.
•	Each institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.
•	The revised statement updated the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

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

Risks Relating to our Bank and to the Business of Banking in General

The Bank has entered into a Formal Agreement with the OCC, and the Company has entered into an MOU with the FRB, and both entities may be subject to future additional regulatory restrictions and enforcement actions if they fail to comply with such regulatory agreements or if their financial condition should deteriorate. As discussed above under “Item 1, Business – Recent Developments – Regulatory Matters,” the Bank and the Company have entered into a Formal Agreement and an MOU, respectively, with their respective regulatory agencies to facilitate improvement in their financial condition, and while the Bank and the Company have taken various actions to comply with these agreements, they have not yet achieved full compliance. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the regulatory agencies have the authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital, or is otherwise operating in an unsafe and unsound manner. The corrective actions may include, but are not limited to, requiring the Company or the Bank to enter into subsequent formal enforcement orders, including written agreements or consents or cease and desist orders, or more drastic measures should circumstances warrant.

Because of the previous economic conditions affecting the banking industry, as well as the increase in the level of our nonperforming and adversely classified assets in 2010 and 2011, we became subject to increased regulatory scrutiny as a result of the potential risk of loss in our loan portfolio in the form of the regulatory agreements described above. If we fail to comply with the terms of such agreements or if our business or financial condition declines, future corrective actions could require us to limit our lending activities and reduce our levels of certain categories of loans and classified or nonperforming assets within specified timeframes, which might prevent us from maximizing the price which might otherwise be received for any underlying properties. In addition, future corrective action could require us to, among other things, increase our allowance for loan losses, further increase our capital ratios, or enter into a strategic transaction, whether by merger or otherwise, with a third party.

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

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was officially in recession, and the recovery since that time has been sluggish. Business activity across a wide range of industries and regions in the U. S. was greatly reduced during that time frame and remains at subdued levels in many parts of the country. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of these financial and economic crises, many lending institutions, including our company, experienced declines in the performance of their loans. The Bank’s non-performing loans peaked in 2010 and have generally declined since then. Total non-performing assets were $ 1.2 million at December 31, 2012, a 70% or $2.8 million dollar reduction as compared to $4.0 million at December 31, 2011. Similarly, non-performing assets declined by 17.5% or $0.7 million dollars in 2011 as compared with $4.7 million at December 31, 2010. Non-performing assets represented 2.0%, 7.1% and 7.7% of total gross loans and OREO at December 31, 2012, 2011 and 2010, respectively. Non-performing loans (excluding OREO) decreased to $1.2 million at December 31, 2012 compared to $3.6 million and $4.2 million at December 31, 2011 and 2010, respectively. OREO decreased to $0 at December 31, 2012 from $439,000 and $517,000 at December 31, 2011 and 2010, respectively.

The California economy, and economic conditions in the Inland Empire of Southern California where the majority of the Company’s assets and deposits are generated, were particularly hard hit, and the economic decline was a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. Overall, during the past year, the general business environment in the region has improved; however, there can be no assurance that the environment will continue to improve in the near term. .

The state government, most local governments, and many businesses continue to have difficulty due to lower consumer spending and the lack of liquidity in the credit markets. In addition, the values of the real estate collateral supporting many commercial loans and home mortgages declined significantly between 2008 and 2011; however, it appears that residential and commercial valuations have firmed and are increasing in certain areas.

If business and economic conditions begin to decline again, the prolonged economic weakness could have one or more of the following adverse effects on our business:

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

Concentrations of real estate loans could subject the Company to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2012, $49.1 million or 79.3% of our loan portfolio consisted of real estate loans, most of which are secured by real property in California. Of this amount, $47.0 million represented loans secured by commercial real estate, and $2.1 million represented loans secured by single family residences. Total non-performing assets were $ 1.2 million at December 31, 2012, compared to $4.0 million at December 31, 2011 and $4.7 million at December 31, 2010, representing 2.0%, 7.1% and 7.7% of total gross loans and OREO at December 31, 2012, 2011 and 2010, respectively. Non-performing loans decreased to $1.2 million at December 31, 2012 compared to $3.6 million and $4.2 million at December 31, 2011 and 2010, respectively. OREO decreased to $0 at December 31, 2012 from $439,000 and $517,000 at December 31, 2011 and 2010, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this reduction.

The Inland Empire residential real estate market experienced significant reduction in property values between 2008 and 2011 with foreclosures occurring at relatively high rate. While it appears that residential valuations have firmed since 2011 and are increasing in certain areas, there can be no assurance that this trend will continue. If residential real estate values again begin to slide, and/or if this weakness further impacts commercial real estate, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material adverse effect on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

The Company may experience loan losses in excess of its allowance for loan and lease losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

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

The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs we may not recover the entire outstanding balance of the loan.

The Company’s expenses could increase as a result of higher FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below 1.35%. Recent bank failures have depleted the deposit insurance fund balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopts a new assessment base and establishes new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009 and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. It is generally expected that assessment rates will remain relatively high in the near term until the Deposit Insurance Fund is restored to the target level of 1.35%. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties. As of December 31, 2012 and 2011, deposits from escrow companies represented 11.5% and 10.2% of the Company’s total deposits, respectively. Four escrow companies accounted for 9.0% of total deposits at December 31, 2012. Further, approximately 48.7% of all deposits from escrow companies at December 31, 2012, representing 5.6% of total deposits at that date, were from escrow companies affiliated with certain directors of the Company.  Since 2007, the escrow industry has suffered a downturn due to a decrease in purchases and sales of real property, and it is anticipated that the difficulties in the real estate industry may continue for some time.  The deposits from escrow companies in the Company increased from $10.0 million at December 31, 2011 to $11.5 million at December 31, 2012, while total deposits increased by $4.0 million during that same time period.  A reduction in escrow deposits could have an adverse effect on the Company’s financial condition and earnings, although a decrease in the percentage of escrow deposits as a percentage of the total, together with our strong liquidity position and low loan-to-deposit ratio, reduces this future risk to a considerable extent. See also Notes 11 and 17 to the consolidated financial statements in Item 8 herein.

The Company may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, and that competition may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with the large number of bank failures in the past few years, customers have been more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields, and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business – Competition.”

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

We are subject to a variety of operational risks, including reputational risk, legal risk, compliance risk, the risk of fraud or theft by employees or outsiders, and the risk of clerical or record-keeping errors, which may adversely affect our business and results of operations. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could occur, for example, if information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

A substantial portion of our non-interest income has historically come from overdraft fees and returned item charges, and regulatory oversight in this area may substantially decrease our income from such fees. In November 2010, the FDIC issued final supervisory guidance with respect to automated overdraft protection programs. This guidance, as well as additional proposals under consideration, could limit our flexibility with regard to allowing and charging for consumer overdrafts and returned items and may materially reduce our non-interest income in the future, thus adversely affecting our results of operations. Our overdraft policies are also subject to the provisions of our Formal Agreement with the OCC, which could further limit such flexibility. In 2012 we recorded $15,919 in overdraft interest charges, an increase of 29.3% compared to $12,309 recorded in 2011 which was a 51.4% decrease from $25,327 recorded in 2010. Charges for non-sufficient funds (“NSF”) decreased 3.2% to $705,060 in 2012 from $728,441 in 2011. In 2010 NSF charges were $776,022, 6.1% higher than in 2012. While these reductions were slightly offset by other fee income in 2012, this may not be the case in the future, and any substantial net reduction in our service charge income could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the base interest rates on, or the re-pricing frequency of, our interest-bearing liabilities and interest-earning assets. In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. Accordingly, changes in market interest rates could materially and adversely affect the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

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

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title through foreclosure. Approximately 79.3% of our loan portfolio at December 31, 2012 was secured by real estate. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

There is a very limited public market for the Company’s stock, so shareholders may be unable to sell their shares at the times and in the amounts they desire. The Company’s stock is not listed on any national or regional exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), although the stock is quoted for trading on the Over-the-Counter (“OTC”) Markets. While the Company’s common stock is not subject to any specific restrictions on transfer, shareholders may have difficulty selling their shares of common stock at the times and in the amounts they desire. Since the Company ceased repurchasing shares under its repurchase program which expired in February 2011 the market for the shares has become significantly more limited and the price has declined. It is possible that the limited nature of the trading market may be further impacted by the de-registration of the Company’s securities, which is expected to become effective in late April 2013, at which point the Company’s reporting obligations under the Exchange Act will be suspended.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive. The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

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

The Company does not expect to pay cash dividends in the foreseeable future. The Company presently intends to continue to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves. We are also required under the terms of our MOU with the FRB to obtain regulatory approval prior to paying any dividends. In addition, as discussed in the next following risk factor, our ability to pay cash dividends to our shareholders is extremely dependent on the payment of dividends to us by our banking subsidiary, and such dividends are currently subject to severe restrictions. Moreover, we elected to temporarily defer the payment of interest on our subordinated debt until the conclusion of our stock offering, which concluded on July 15, 2012.  See “Item 1, Business – Recent Developments – Capital Raise.”  We deferred a total of three quarterly payments, and were prohibited from paying dividends on our common stock until such interest payments were brought current.  We requested regulatory approval to bring such payments current and upon receiving approval, brought the payments current through September 15, 2012. The December 15, 2012 payment was also approved and paid timely. The Company has requested and the FRB has approved the March 14, 2013 payment of interest on our subordinated debt.

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

As a general matter, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the OCC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to us. Under the Bank’s Formal Agreement with the OCC and our MOU with the FRB, any dividends to be paid from the Bank to us will require the prior approval of both regulatory agencies. In addition, the Bank has agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. In order to augment the Bank’s capital levels and provide working capital for the Company, we commenced a stock offering in November 2011.  See “Item 1, Business – Recent Developments – Capital Raise” above.  It was not anticipated that regulatory approval to pay dividends would be granted until the Bank’s capital levels were comfortably in excess of the above ratios, and prior to the offering we did not have enough cash on hand to pay operating expenses and interest on our subordinated debt without receiving any dividends from the Bank.  Accordingly, we elected to temporarily defer payments of interest on our subordinated debt until the conclusion of the offering, and also issued convertible notes to certain directors to meet the our cash flow needs for operating expenses without the need to obtain dividends from the Bank, which notes were converted into common stock on March 8, 2012.  See “Item 1, Business – Recent Developments – Mandatorily Convertible Notes to Directors” above.

We effectuated a partial close of the offering on March 8, 2012, at which time the convertible notes referenced above were converted into common stock.  The gross proceeds of the offering to that date totaled approximately $786,000. The public offering was concluded on July 15, 2012. The Company generated $819,158 in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $435,068, and subscriptions from investors in the public offering totaling $384,090. Net proceeds of $668,441 after deduction of offering expenses was booked to capital. Currently the proceeds remain with the Company in order to meet our cash flow needs and debt service requirements.

The Bank’s ability to pay dividends to us is limited by the national banking laws. Further, whether dividends are paid and their frequency and amount will also depend on the Bank’s financial condition and performance, and the discretion of the Bank’s Board of Directors.

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

Your investment may be diluted because of our ability to offer stock to others. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 10,000,000 shares of common stock, and as of December 31, 2012 we had 829,602 shares of our common stock outstanding. Nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Description of Properties

The Bank's main office and administrative headquarters as well as the Company’s principal offices are located at 14245 Pipeline Avenue, Chino, California. The Company purchased this property in July 2010 at a purchase price of $2,202,421. Building improvements were completed in December 2010 and the cost of construction was $802,968. The two-story building consists of approximately 17,500 square feet of space. The office has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building. The Company and the Bank moved into these new facilities in January 2011.

In January 2006 the Bank opened its second branch facility at 1551 S. Grove Avenue, Ontario, California. The initial land purchase was finalized in June 2005 for $639,150 and construction of the 6,390 square foot Bank premises was completed in late 2005. The final cost of construction and equipment totaled $1,287,208. This single story building has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

In December 2009 the Bank purchased property to open a third branch facility at 8229 Rochester Avenue, Rancho Cucamonga, California. The purchase price was $1,263,420. The cost of construction and equipment was $572,279 and was opened in April 2010. This single story building has a vault, teller windows, customer parking and one automated teller machine located on the exterior of the building.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

To date, there has been only a very limited market for the Company’s common stock, and although the stock is not subject to any specific restrictions on transfer, there can be no assurance that a more active trading market will develop in the future, or if developed, that it will be maintained. Since the Company ceased repurchasing shares under its repurchase program which expired in February 2011, the market for the shares has become significantly more limited and the price has declined. It is possible that the limited nature of the trading market may be further impacted by the de-registration of the Company’s securities, which is expected to become effective in late April 2013, at which point the Company’s reporting obligations under the Exchange Act will be suspended. The Company’s common stock is quoted for trading on the OTC Market under the symbol “CCBC.” Management is aware of the following securities dealers which make a market in the Company’s common stock: The Crowell, Weedon & Co., Big Bear Lake, California; and Wedbush Morgan Securities, Portland Oregon (the “Securities Dealers”).

The information in the table below indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the common stock for the years ended December 31, 2012 and 2011, and is based upon information provided by the securities dealers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions and do not include nominal amounts traded directly by shareholders or through dealers other than the Securities Dealers. The table does not include shares purchased by the Company in privately negotiated repurchase transactions. See “Stock Repurchases” below. The Company commenced a rights offering of its common stock in November 2011 but did not issue the shares until March 2012 (see “Item 1, Business – Recent Developments – Capital Raise” above).

	Trades for
	the Company's
	Common Stock		Approximate
	High	Low	Trading Volume

Year Ended December 31, 2012

Fourth Quarter	$10.50	$8.80	47,414
Third Quarter	$10.25	$9.25	18,966
Second Quarter	$10.50	$9.75	36,166
First Quarter	$11.00	$9.00	25,705

Year Ended December 31, 2011

Fourth Quarter	$11.99	$8.50	11,666
Third Quarter	$11.99	$10.00	12,964
Second Quarter	$11.55	$8.00	44,450
First Quarter	$13.25	$10.30	16,434

Holders

As of March 25, 2013 there were approximately 588 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 388 certificated holders of record on that date, and there were approximately 200 beneficial holders whose shares are held under a street name.

Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, the Company’s ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank’s dividend practice, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time. In addition, the Bank has entered into a Formal Agreement with the OCC, and the Company has entered into an MOU with the FRB, pursuant to which both the Bank and the Company must obtain prior regulatory approval or non-objection to pay dividends. See “Item 1, Business – Recent Developments – Regulatory Matters” above. Moreover, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not pay any dividends or make any distributions with respect to its capital stock. The Company elected to temporarily defer payments of interest on its subordinated debt securities pending the conclusion of its stock offering which ended in July 2012, beginning with the payment which was due on September 15, 2011. Having received and retained proceeds from the sale of stock, the Company requested approval to pay the interest current on the subordinated debt securities. The FRB approved the request and having received the approvals, the Company has brought current and continued to pay the interest current on the subordinated debt securities.

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. Prior to the holding company reorganization effective July 1, 2006, the Bank had not paid any cash dividends. The Company has not paid any cash dividends since July 1, 2006, and does not intend to pay any cash dividends in the foreseeable future. In addition, as long as the MOU with the FRB remains in effect, the Company may not pay dividends to its shareholders, or receive dividends from the Bank, without the prior approval of the FRB. To the extent that the Company receives cash dividends from the Bank, the Company presently uses those funds, primarily, to service subordinated debt related to its trust preferred securities (see Note 22 to the consolidated financial statements in item 8) and to pay routine operating expenses. Having retained proceeds from the sale of stock, the Company does not anticipate any need to request dividends from the Bank in the near future.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to its capital stock (see Note 10 to the consolidated Financial Statements in Item 8), and the Company elected to temporarily defer such payments pending the conclusion of the current stock offering, beginning with the payment which was due on September 15, 2011. See “Item 1, Business – Recent Developments – Capital Raise” above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, which is the Company’s only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders.	12,402	$10.58	0

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with the Company’s audited financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2012 and 2011, and for each of the years in the three year period ended December 31, 2012, is derived from the Company’s audited financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from the Company’s audited financial statements which are not included in this Annual Report.

	Selected Financial Date
	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total assets	$114,635	$109,706	$113,914	$103,581	$83,393
Investment securities held to maturity	4,607	9,653	12,154	2,292	3,167
Investment securities available for sale	2,349	2,972	4,707	5,568	8,792
Loans receivable, net	60,351	55,236	59,051	60,113	48,986
Allowance for loan losses	1,439	1,538	1,442	1,278	702
Deposits	102,151	98,104	103,000	92,288	70,998
Non-interest bearing deposits	48,823	47,189	41,910	35,872	32,601
FHLB advances	0	0	0	994	2,400
Subordinated notes payable to subsidiary trust	3,093	3,093	3,093	3,093	3,093
Shareholders’ equity	8,722	7,472	7,016	6,467	6,181
Selected Operating Data:
Interest income	4,057	4,319	4,988	4,877	4,399
Interest expense	403	596	1,095	1,152	973
Net interest income	3,654	3,723	3,893	3,725	3,426
Provision for loan losses	120	282	770	779	472
Net interest income after provision for loan losses	3,534	3,441	3,123	2,946	2,954
Non-interest income	1,436	1,348	1,507	1,106	1,093
Non-interest expense	4,045	4,118	4,195	3,535	3,574
Income tax expense	335	230	130	166	164
Net income	$590	$441	$305	$351	$309
Share Data:
Basic income per share	$0.72	$0.59	$0.42	$0.50	$0.44
Diluted income per share	$0.72	$0.59	$0.42	$0.48	$0.41
Weighted average common shares outstanding:
Basic	814,797	749,312	724,707	702,899	700,349
Diluted	819,311	750,421	727,690	735,419	750,115
Performance Ratios:[1]
Return on average assets	0.53%	0.41%	0.27%	0.37%	0.40%
Return on average equity	7.07%	6.10%	4.61%	5.66%	5.32%
Equity to total assets at the end of the period	7.61%	6.81%	6.16%	6.24%	7.41%
Net interest spread[2]	3.39%	3.55%	3.32%	3.53%	3.58%
Net interest margin[3]	3.72%	3.97%	3.90%	4.41%	5.02%
Average interest-earning assets to average interest-bearing liabilities	179.59%	167.28%	152.86%	164.45%	200.89%
Net loans to deposits at year end	59.08%	56.30%	57.33%	65.14%	69.00%
Core efficiency ratio[4]	80.96%	82.20%	81.23%	73.48%	79.09%
Non-interest expense to average assets	3.65%	3.83%	3.68%	3.71%	4.62%

	Selected Financial Data (continued)
	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except per share data)

Regulatory Capital Ratios: [5]
Average equity to average assets	7.52%	6.73%	5.82%	6.55%	7.13%
Leverage capital	9.86%	9.19%	8.26%	8.23%	10.37%
Tier I risk-based	15.95%	14.26%	12.39%	11.67%	13.57%
Risk-based capital	17.50%	16.44%	14.70%	14.24%	16.48%
Asset Quality Ratios:[1]
Allowance for loan losses as a percent of gross loans receivable	2.32%	2.71%	2.38%	2.08%	1.41%
Net charge-offs to average loans held for investment	0.38%	0.32%	1.00%	0.36%	0.96%
Non-performing loans to total loans held for investment	1.96%	6.35%	6.89%	2.43%	0.83%
Non-performing assets to total loans and OREO	1.96%	7.07%	7.67%	2.47%	2.11%
Allowance for loan losses to non-performing loans	118.30%	42.66%	34.60%	85.54%	65.92%

1 Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.

2 Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

3 Net interest margin represents net interest income as a percent of interest-bearing assets.

4 Core efficiency ratio represents non-interest expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes gains on the sale of assets.

5 For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation and Supervision – Capital Adequacy Requirements” in item 1 above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion presents management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2012, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in preparation of the Company’s financial statements are appropriate given the factual circumstances as of December 31, 2012.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. In particular, management has identified one accounting policy that, due to judgments, estimates and assumptions inherent in this policy, and the sensitivity of the Company’s financial statements to those judgments, estimates and assumptions, are critical to an understanding of the Company’s financial statements. This policy relates to the methodology that determines the allowance for loan losses. Management has discussed the development and selection of this critical accounting policy with the Audit Committee of the Board of Directors. For detailed information regarding the allowance for loan losses see “Comparison of Financial Condition at December 31, 2012 and December 31, 2011—Allowance for Loan Losses,” and Note 2 to the Company’s audited financial statements included under Item 8 – ”Financial Statements.”

Recently Issued Accounting Standards

Refer to Note 2 to the Financial Statements – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for discussion of the recently issued accounting standards.

Summary of Performance

For the year ended December 31, 2012, the Company recorded net income of $589,766 compared with $441,401 for the year ended December 31, 2011, an increase of 33.6%. Net income in 2011 was $441,401 or 44.6% higher than 2010 net income of $305,301. Net income per basic and diluted share was $0.72 for 2012, as compared to $0.59 in 2011 and $0.42 in 2010. The Company’s Return on Average Equity was 7.07% and Return on Average Assets was 0.53% in 2012, compared 6.10% and 0.41%, respectively for 2011, and 4.61% and 0.27%, respectively in 2010.

The following are factors impacting the Company’s results of operations in recent years:

•	The provision for loan losses decreased to $120,272 for the year ended December 31, 2012 a decrease of 57.3%, compared to $281,719 for 2011 due primarily to a substantial decrease in non-performing loans. The provision for loan losses for 2011 decreased 63.4% from $769,752 in 2010. The 2011 decrease in the provision was due to a decrease in non-performing loans, a substantial decrease in net loan charge-offs in 2011 versus 2010 (see Financial Condition summary below), general contraction of the loan portfolio, and the substantial provisions made in 2010. The substantial provision for loan losses of $769,752 in 2010 was due to the increases in loan charge-offs and non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector.

•	Net interest income decreased by $69,278 or 1.9% to $3.6 million in 2012 compared to 2011, and decreased by $169,491 or 4.4% in 2011 compared to 2010. The decrease in 2012 in net interest income was due primarily to decreases in average loans and investments, offset by decreases in average interest-bearing liabilities. Although average interest earning assets increased $4.5 million or 4.8% in 2012, increases in average earning assets occurred in the lower yielding time deposits with other banks at 0.61% and Federal Reserve balances at 0.26%. Average interest earning assets decreased by $6.0 million or 6.0% in 2011 compared to 2010. In 2012, average interest-bearing liabilities decreased $1.4 million or 2.4%, compared to 2011 and decreased by $9.2 million or 14.1% in 2011, compared to 2010. The net interest margin declined to 3.72% in 2012 due principally to a drop in the interest rates on interest earning assets, but increased to 3.97% in 2011 from 3.90% in 2010 due to a relatively large decrease in interest-bearing liabilities.

•	Non-interest income increased by $88,734, or 6.6%, to $1.4 million in 2012 relative to 2011, and decreased by $159,135, or 10.6%, in 2011 over 2010. Gain on the sale of foreclosed property totaled $93,871 in 2012 versus $61,151 in 2011, and $235,766 in 2010. Service charges on deposit accounts decreased $22,064, or 1.9%, to $1,151,235 in 2012 from 1,173,299 in 2010, and increased $6,744, or 0.6%, in 2011 relative to 2010. The Company was unable to record $29,491 in collected service charges into income in 2012 due to the non-accrual status of loans to related customers. Other miscellaneous income increased $67,973 to $100,235 in 2012 from $32,262 in 2011 due to reimbursement of legal fees by the directors for certain services performed in 2011.

•	In 2012 salaries and benefits decreased $4,191 or 0.2% to $2,178,453 compared to 2011, and decreased $11,066 or 0.5% compared to 2010. Although increased salaries and staffing has caused salaries to increase, loan activity also increased causing reimbursement of origination costs to offset salary and benefit expense. Occupancy expense decreased $435, or 0.1%, in 2012 in comparison to 2011 and $7,853, or 1.8%, in 2011 in comparison to 2010. Because the Company owns all three Bank premises, we expect to maintain a level expense in occupancy and equipment expense.

•	Other operating expenses declined by $68,487, or 4.5%, in 2012 in comparison to 2011, and declined by $57,815, or 3.7%, in 2011 in comparison to 2010. Legal and professional fees decreased $82,784 or 23.3%, in 2012 in comparison to 2011, while it increased $74,763 or 26.6%, in 2011 in comparison to 2010. The 2011 increase was due primarily to the preparation for a secondary stock offering. Deposit products and services decreased by $8,795 or 17.8% in 2012 in comparison to 2011, and decreased by $36,925 or 29.7% in 2011 in comparison to 2010. Because of lower average balances in certain analyzed business accounts in 2012 and 2011, the Company was not required to absorb certain expenses on behalf of these customers. Directors’ fees and expenses increased $35,538 or 49.2% to $107,802 in 2012 compared to $72,264 in 2011 and increased $4,706 in 2011 compared to 2010. The 2011 increase was due to increased meetings, while the 2012 was due to an increase in directors and directors’ compensation. Other operating expense decreased by $4,138 or 1.1% in 2012 in comparison to 2011 and decreased $116,848 or 25.9% in 2011 in comparison to 2010. Other operating expense included normal holding costs, renovations, and valuation adjustments to properties held for sale as was experienced in 2010 and not in subsequent years.

The following are additional factors that are key in understanding our current financial condition:

•	Total assets increased to $114.6 million, an increase of $4.9 million or 4.5% at December 31, 2012, while total assets decreased by $4.2 million, or 3.7%, during 2011 to $109.7 from $113.9 at December 31, 2010. Net loans increased to 60.4 million, or 9.3%, at December 31, 2012 compared to 2011, while net loans decreased $3.8 million, or 6.5%, in 2011, to $55.2 million compared to December 2010. Total investments decreased $1.6 million or 6.1% to $24.4 million at December 31, 2012 compared to 2011. This consisted of short-term, interest-bearing deposits which increased $4.1 million and investment securities which decreased $5.7 million. Investments decreased $10.3 million, or 28.4%, in 2011 compared to 2010. Included in the 2011 decrease in investments is a $4.2 decrease in investment securities and a decline of $6.1 million in short-term, interest-bearing deposits in other banks.

•	Total deposits increased 4.1% to $102.2 million at December 31, 2012 compared to year-end deposits of 2011 and decreased to $98.1 million at December 31, 2011 from $103.0 million at December 31, 2010, a 4.8% decrease. Total non-interest bearing deposits increased from $47.2 million at December 31, 2011 to $48.8 million at December 31, 2012, a 3.5% increase. Interest-bearing deposits increased from $50.9 million at the prior year end to $53.3 million at December 31, 2012, a 4.7% increase.

•	Nonperforming assets were $1.2 million or 2.0% of total loans and other real estate at December 31, 2012, compared to $4.0 million or 7.1% at December 31, 2011, and $4.7 million or 7.7% at December 31, 2010. Non performing loans were $1.2 million or 2.0% of total loans at December 31, 2012, compared to $3.6 million or 6.3% at December 31, 2011 and $4.2 million or 6.9% at December 31, 2010. At December 31, 2012 the Company had no other real estate owned. Other real estate owned at December 31, 2011 consisted of one commercial building carried at $439,317 compared to one commercial building carried at $516,534 at December 31, 2010.

•	The allowance for loan losses was $1.4 million at December 31, 2012, compared to $1.5 million and $1.4 million at December 31, 2011 and 2010, respectively. The ratio of the allowance to total loans at December 31, 2012 was 2.32%, compared to 2.71% and 2.38% at December 31, 2011 and 2010, respectively. Net charge-offs were $219,438 in 2012 compared to $185,909 in 2011 and $605,125 in 2010. (See “Allowance for Loan Losses” below)

•	Total shareholders’ equity increased $1.2 million to $8.7 million at December 31, 2012 from $7.5 million at December 31, 2011 and $7.0 million at December 31, 2010. The 2012 increase was due primarily to the secondary stock offering which netted $668,441 in additional common stock and to $589,766 in increased retained earnings, while other comprehensive income declined $8,335 in 2012.

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

Net interest income was $3.65 million in 2012, compared to $3.72 million in 2011 and $3.89 million in 2010. This represents a decrease of 1.9% in 2012 over 2011, and a decrease of 4.3% in 2011 over 2010. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors, and loan yields for the periods covered were also affected to a lesser extent by the level of non-accrual loans as discussed below under “Rate/Volume Analysis.” Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

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

Distribution, Rate & Yield

	Year ended December 31,
	2012			2011			2010
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]	Balance	Expense	Yield/Rate [4]
	($ in thousands)
Assets
Interest-earnings assets
Loans[1]	$57,228	$3,660	6.40%	$58,793	$3,732	6.35%	$60,679	$4,185	6.90%
U.S. government agencies securities	799	20	2.52%	2,500	63	2.50%	2,264	42	1.87%
Mortgage-backed securities	7,227	196	2.70%	10,972	332	3.02%	12,122	402	3.32%
Other securities	1,154	48	4.18%	1,245	52	4.21%	1,296	56	4.34%
Due from banks time	14,685	89	0.61%	13,835	124	0.90%	21,481	298	1.39%
Federal funds sold	17,112	44	0.26%	6,400	16	0.25%	1,898	5	0.24%
Total interest-earning assets	98,205	$4,057	4.13%	93,745	$4,319	4.61%	99,740	$4,988	5.00%
Non-interest earning assets	12,603			13,698			14,125
Total assets	$110,808			$107,443			$113,865

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Money market and NOW deposits	$33,586	$226	0.67%	$32,211	$238	0.74%	$35,820	$540	1.51%
Savings	2,039	5	0.25%	1,876	5	0.25%	1,342	4	0.29%
Time deposits < $100,000	4,606	26	0.57%	5,359	40	0.75%	6,959	97	1.40%
Time deposits equal to or > $100,000	11,358	78	0.69%	13,402	115	0.86%	17,809	249	1.40%
Other borrowings	0	0	0.00%	101	0	0.07%	226	1	0.25%
Subordinated debenture	3,093	68	2.21%	3,093	198	6.41%	3,093	204	6.59%
Total interest-bearing liabilities	54,682	$403	0.74%	56,042	$596	1.06%	65,249	$1,095	1.68%
Non-interest bearing deposits	46,847			43,289			40,846
Non-interest bearing liabilities	943			877			1,140
Shareholders' equity	8,336			7,235			6,630
Total liabilities & shareholders' equity	$110,808			$107,443			$113,865

Net interest income		$3,654			$3,723			$3,893

Net interest spread [2]			3.39%			3.55%			3.32%
Net interest margin [3]			3.72%			3.97%			3.90%

1 Loan fees (costs) have been included in the calculation of interest income. Loan fees (costs) were approximately $65,400, $3,200, and ($9,500) for years ended December 31, 2012, 2011, and 2010, respectively.

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

	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	($ in thousands)			($ in thousands)
	Volume	Rate	Net	Volume	Rate	Net

Interest-earnings assets
Loans	$(99)	$27	$(72)	$(127)	(326)	$(453)
Securities of U.S. government agencies	(43)	0	(43)	4	17	21
Mortgage-backed securities	(104)	(32)	(136)	(37)	(33)	(70)
Other securities	(4)	0	(4)	(2)	(2)	(4)
Due from banks time	8	(43)	(35)	(87)	(87)	(174)
Federal funds sold	29	(1)	28	11	0	11
Total interest-earning assets	(213)	(49)	(262)	(238)	(431)	(669)

Interest-bearing liabilities
Money market & NOW	9	(21)	(12)	(49)	(253)	(302)
Savings	0	0	0	2	(1)	1
Time deposits < $100,000	(6)	(8)	(14)	(19)	(38)	(57)
Time deposits equal to or > $100,000	(17)	(20)	(37)	(53)	(81)	(134)
Other borrowed funds	0	0	0	(1)	0	(1)
Subordinated debenture	0	(130)	(130)	0	(6)	(6)
Total interest-bearing liabilities	(14)	(179)	(193)	(120)	(379)	(499)
Change in net interest income	$(199)	$130	$(69)	$(118)	$(52)	$(170)

As shown above, pure volume variances resulted in a $199,000 decrease in net interest income in 2012 relative to 2011 and a $118,000 decrease in net interest income in 2011 relative to 2010. The negative volume variance is mainly due to the decline of higher-yielding average earning assets, as shown in the Distribution, Rate and Yield table. Although average interest-earning assets increased 4.5% to $98.2 million in 2012 from $93.7 million in 2011, the higher yielding average investment securities decreased 37.6% and average loans decreased 3.7%. Average interest-earning assets decreased $6.0 million in 2011, relative to 2010, a decrease of 6.0% resulting from a decrease in average loans of $1.9 and a decrease in average investments securities of $1.0 million. Average non-earning assets were at 11.4% of average total assets for 2012, at 12.7% of for 2011 and at 12.4% for 2010. The average balance of interest-bearing deposits decreased by $1.4 million, or 5.4%, in 2012 relative to 2011. Average interest-interest bearing deposits also decreased $9.2 million, or 14.1%, in 2011 relative to 2010, a majority of the decreases stemming from the higher-cost deposit categories.

The rate variance for 2012 relative to 2011 was a positive $130,000. The majority of this rate variance increase was due to the interest rate reduction of the subordinated debenture related to the Company’s trust preferred securities. The average yield on trust preferred securities was 2.21% in 2012 compared to 6.41% in 2011 and 2010. The rate variance for 2011 relative to 2010 was negative $52,000. A drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the yield on interest-earning assets falling by 48 basis points and the cost of interest-bearing liabilities declining 32 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased considerably. In addition, the weighted average yield on loans in adversely affected to a certain extent by the level of non-accrual loans, the reduction of loans on non-accrual status in 2012 is partially responsible for an increase in the average yield from loans of 5 basis points. Interest income of $114,800 on non-accrual loans was not recognized in 2012, compared to $276,300 in 2011 and $99,000 in 2010.

The Company’s net interest margin, which is net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. The net interest margin was 3.72% in 2012 as compared to 3.97% in 2011 and 3.90% in 2010, a decrease of 25 basis points in 2012 over 2011, but an increase of 7 basis points in 2011 over 2010. Currently, our interest rate risk profile is relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last three years. An asset-sensitive balance sheet means that, all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising.

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

The Company’s provision for loan losses was $120,272, $281,719 and $769,752 for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in the provision in 2012 was due to a decrease in non-performing and classified loans, and the substantial provisions made in 2010 as a result of reclassifications requiring FAS 114 analysis and lower FAS 5 pools reserves, which did not need to be repeated in 2011 or in 2012.  The higher amounts posted to the loan loss provision in 2010 were also due to the increases in charged-off loans and in non-performing loans, credit quality concerns stemming from the deteriorated economic conditions, and continued weakness in the real estate sector. The allowance for loan losses was $1.4 million or 2.32% of gross loans at December 31, 2012 as compared to $1.5 million or 2.71% and $1.4 million or 2.38% of gross loans at December 31, 2011 and 2010, respectively.

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

Non-Interest Income

The following table sets forth the various components of non-interest income for the years ended December 31:

	Non-Interest Income
	($ in thousands)
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Service charges on deposit accounts	$1,151	80.2%	$1,174	87.1%	$1,167	77.4%
Gain on sale of foreclosed assets	94	6.5%	61	4.5%	236	15.6%
Other miscellaneous income	100	7.0%	32	2.4%	28	1.9%
Dividend income from restricted stock	23	1.6%	11	0.8%	7	0.5%
Income from bank owned life insurance	68	4.7%	70	5.2%	69	4.6%
Total non-interest income	$1,436	100.0%	$1,348	100.0%	$1,507	100.0%

Non-interest income increased by $88,734, or 6.6% for the year ended December 31, 2012 compared to 2011, and decreased by $159,135, or 10.6% in 2011 as compared to 2010. Total non-interest income represented 26.1% of total income for 2012 as compared to 23.8% for 2011 and 23.2% for 2010.

The service charges on deposit accounts, customer fees and miscellaneous income are comprised primarily of fees charged to deposit accounts and depository related services. Fees generated from deposit accounts consist of periodic service fees and fees that relate to specific actions, such as the returning or paying of checks presented against accounts with insufficient funds. Depository related services include fees for money orders and cashier’s checks, placing stop payments on checks, check-printing fees, wire transfer fees, fees for safe deposit boxes and fees for returned items or checks that were previously deposited. The aggregate balance of these fees was $1,151,235 for the year ended December 31, 2012 compared to $1,173,299 and $1,166,555 for the years ended December 31, 2011 and 2010, respectively. The reduction in 2012 was due to a reversal of income and credit to suspense of approximately $29,500 in collected service charges related to customers with loans on non-accrual. When the loan status changes, the Company will book the income related to these relationships. The Company periodically reviews service charges to maximize service charge income while still maintaining a competitive pricing. Service charge income on deposit accounts increased with the growth in the number of accounts and to the extent fees are not waived. The number of deposit accounts increased in 2012 to 2,353 accounts at year end compared to 2,379 and 2,287 accounts at December 31, 2011 and 2010, respectively. Therefore, as the number of deposit accounts increases, service charge income is expected to increase.

Other miscellaneous income increased to $100,235 for the year ended December 31, 2012, compared to $32,262 in 2011 due to reimbursement of certain legal expenses incurred in 2011. Dividend income from restricted stock increased $11,938, or 107.1%, in the year ended December 31, 2012 in comparison to the same periods in 2011, resulting from an increase in dividends received from Pacific Coast Bankers’ Bank (PCBB). No dividends were received from PCBB in 2011.

Realized gains or losses of foreclosed property increased $32,720 to $93,871 in 2012 compared to $61,151 in 2011 and decreased $174,615 in 2011 compared to 2010. This was due primarily to the gain on the sale of OREO of $93,871 in 2012 and $61,151 in 2011, compared to a gain on sale of equipment of $127,839 and a net gain on the sale of OREO of $107,927 in 2010.

Non-Interest Expense

The following table sets forth the non-interest expenses for the years ended December 31:

	Non-Interest Expense
	($ in thousands)
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Salaries and employee benefits	$2,178	53.9%	$2,183	53.1%	$2,194	52.4%
Occupancy and equipment	429	10.6%	429	10.4%	437	10.4%
Data and item processing	360	8.9%	366	8.9%	356	8.5%
Deposit products and services	58	1.4%	50	1.2%	87	2.1%
Legal and other professional fees	273	6.7%	356	8.6%	281	6.7%
Regulatory assessments	223	5.5%	231	5.6%	223	5.3%
Advertising and marketing	52	1.3%	60	1.5%	63	1.5%
Directors’ fees and expenses	108	2.7%	72	1.7%	67	1.6%
Printing and supplies	54	1.3%	48	1.2%	73	1.7%
Telephone	35	0.9%	34	0.8%	39	0.9%
Insurance	49	1.2%	43	1.0%	38	0.9%
Reserve for undisbursed lines of credit	0	0.0%	(6)	-0.1%	4	0.1%
Other expenses	226	5.6%	252	6.1%	333	7.9%
Total non-interest expenses	$4,045	100.0%	$4,118	100.0%	$4,195	100.0%
Non-interest expense as a
percentage of average earning assets		4.1%		4.4%		4.2%
Core efficiency ratio		81.0%		82.2%		81.2%

Non-interest expense decreased by $73,113, or 1.8 to $4.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and decreased by $76,734, or 1.8 to $4.1 million for the year ended December 31, 2011 as compared to $4.2 million for year ended December 31, 2010.

Total non-interest expense as a percentage of average earning assets decreased to 4.1% in 2012 and increased to 4.4% in 2011 from 4.2% in 2010. The core efficiency ratio decreased to 81.0% in 2012 while increasing slightly to 82.2% in 2011 from 81.2% in 2010.

The largest component of non-interest expense was salaries and benefits expense of $2,178,453 for the year ended December 31, 2012 compared to $2,182,644 for the same period in 2011, representing a 0.2% decrease. Although increased salaries and staffing has caused salaries to increase, loan activity also increased causing reimbursement of origination costs to offset salary and benefit expense.

Occupancy and equipment expense decreased $435, or 0.1%, in 2012 in comparison to 2011 and $7,853, or 1.8%, in 2011 in comparison to 2010. Because the Company owns all three Bank premises, we expect to maintain a level expense in occupancy and equipment expense.

Other operating expenses declined by $68,487, or 4.5%, in 2012 in comparison to 2011, and declined by $57,815, or 3.7%, in 2011 in comparison to 2010. Legal and professional fees decreased $82,784 or 23.3%, in 2012 in comparison to 2011, while it increased $74,763 or 26.6%, in 2011 in comparison to 2010. The 2011 increase was due primarily to the preparation for a secondary stock offering. Deposit products and services decreased by $8,795 or 17.8% in 2012 in comparison to 2011, and decreased by $37,451 or 43.1% in 2011 in comparison to 2010. Because of lower average balances in certain analyzed business accounts in 2012 and 2011, the Company was not required to absorb certain expenses on behalf of these customers.

Directors’ fees and expenses increased $35,538 or 49.2% to $107,802 in 2012 compared to $72,264 in 2011 and increased $4,786 in 2011 compared to 2010. The 2011 increase was due to increased meetings, while the 2012 was due to an increase in directors and directors’ compensation.

Other operating expense decreased by $4,138 or 1.1% in 2012 in comparison to 2011 and decreased $116,848 or 25.9% in 2011 in comparison to 2010. Other operating expense included normal holding costs, renovations, and valuation adjustments to properties held for sale as was experienced in 2010 and not in subsequent years.

Provision for Income Taxes

In 2012 the Company’s provision for federal and state income taxes was $335,336, compared to $229,685and $129,644 for 2011 and 2010, respectively. This represents an effective tax rate of 36.2%, 34.2%, and 29.8% in 2012, 2011, and 2010, respectively.  The increase in the effective rate for 2012 and 2011 is a direct result of the Company’s increase in volume of taxable income versus tax-exempt income on certain tax-exempt investments and earnings on life insurance policies.

The blended statutory rate is 41.15% consisting of 34% federal and 7.15% California net of federal tax benefit.

Comparison of Financial Condition at December 31, 2012 versus December 31, 2011

General

Total assets increased to $114.6 million at December 31, 2012 from $109.7 million at December 31, 2011, a 4.5% increase. Net loans increased by $5.1 million to $60.4 million, or 9.3%, in 2012, compared to $55.2 million in 2011. Investments decreased $1.6 million, or 6.1%, in 2012. Included in the decrease in investments was a $5.7 decrease in investment securities, while investments in short-term, interest-bearing deposits in other banks increased $4.1 million. As loan demand increases and investment securities become more profitable, the Company will decrease its investments in deposits in other banks and increase its investments in higher-yielding interest earning assets.

Total deposits increased to $102.2 million at December 31, 2012 from $98.1 million at December 31, 2011, a 4.1% increase. Total non-interest bearing deposits increased from $47.2 million at December 31, 2011 to $48.8 million at December 31, 2012, a 3.5% increase. Interest-bearing deposits increased from $50.9 million at the prior year end to $53.3 million at December 31, 2012, a 4.7% increase.

Nonperforming assets were $1.2 million or 2.0% of total loans and other real estate owned at December 31, 2012, compared to $4.0 million or 7.1% at December 31, 2011. Non performing loans were $1.2 million or 2.0% of total loans at December 31, 2012 compared to $3.6 million or 6.3% at December 31, 2011. The nonperforming loans at December 31, 2012 consisted of one commercial loan secured by real estate, and six commercial loans secured by first and second trust deeds with collateral values that are believed to be sufficient to cover the debts. The Company had no other real estate owned at December 31, 2012 compared to one commercial building at $439,317 at December 31, 2011.

Loan Portfolio Composition

Gross loans increased by $5.2 million or 9.1% to $62.0 million as of December 31, 2012 from $56.8 million as of December 31, 2011. Net loans comprised 52.6% and 50.3% of total assets at December 31, 2012 and 2011, respectively.

The following table sets forth by major category the composition of the Company’s loan portfolio before the allowance for loan losses, both in dollar amount and percentage of the portfolio at the dates indicated:

	Distribution of Loans and Percentage Compositions
	at December 31

	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Real estate	$49,121	79.3%	$46,185	81.3%	$51,460	85.0%
Commercial	12,516	20.2%	9,974	17.6%	8,411	13.9%
Installment	322	0.5%	644	1.1%	649	1.1%
Gross loans	$61,959	100.0%	$56,803	100.0%	$60,520	100.0%

Real estate loans increased by $2.9 million or 6.4% to $49.1 million or 79.3% of total loans at December 31, 2012 from $46.2 million or 81.3% of total loans at December 31, 2011. Real estate loans are extended to finance the purchase and/or improvement of commercial and residential real estate. Commercial real estate loans increased to $47.0 million at December 31, 2012 from $43.8 million at December 31, 2011. Residential real estate loans declined to $2.1 million at December 31, 2012, compared to $2.4 million at December 31, 2011. These commercial and residential properties are either owner-occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Bank’s internal loan policy. These guidelines include, among other things, review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service the debt. The majority of the properties taken as collateral are located in the Inland Empire. Management anticipates that this category of lending, particularly commercial real estate lending, will continue to make up a substantial majority of the Company’s loan portfolio in the future.

Commercial loans increased to $12.5 million or 20.2% of total loans at December 31, 2012 from $10.0 million or 17.6% of total loans at December 31, 2011. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital. Management anticipates that this category of lending will continue to make up a significant portion of the Company’s loan portfolio in the future.

Construction loans consisted primarily of participations in loans to single-family real estate developers and to individuals in Southern California. The Company had no construction loans in 2012 or 2011.

Installment loans, consisting primarily of consumer loans, declined to $321,502 or 0.5% of total loans at December 31, 2012 compared to $643,660 or 1.1% of total loans at December 31, 2011.

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

	Loan Maturities and Repricing Schedule
	As of December 31, 2012
	($ in thousands)
		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
Real estate *	$1,814	$9,189	$37,990	$48,993
Commercial *	6,128	4,795	505	11,428
Installment	9	313	0	322
Total gross loans	$7,951	$14,297	$38,495	$60,743
Loans with floating interest rates	$4,444	$7,393	$33,611	$45,448
Loans with fixed interest rates	$3,507	$6,904	$4,884	$15,295

* Excludes loans on nonaccrual status

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent obligations of the Company to its customers, which are not represented in any form within the balance sheets of the Company. At December 31, 2012 and 2011, the Company had $3.9 million and $3.6 million, respectively, of off-balance sheet commitments to extend credit. These commitments are the result of existing unused lines of credit and unfunded loan commitments which represent a credit risk to the Company. At December 31, 2012 and 2011 the Company had established a reserve for unfunded commitments of $10,638 and $10,425 respectively.

At December 31, 2012 the Company had two letters of credit totaling $224,612, and at 2011 the Company had one letter of credit for $82,804. Letters of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

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

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Such loans are classified as "troubled debt restructurings" (TDRs) and are further classified as either performing or nonperforming depending on their accrual status.  As of December 31, 2012, all but four of the Company's TDRs were on non-accrual status. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

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

The following table provides information with respect to the components of the Company’s nonperforming assets and performing TDRs as of the dates indicated:

	December 31	December 31	December 31
	2012	2011	2010
	($ in thousands)
Non-accrual loans: [1]
Real estate	$128	$2,372	$3,096
Commercial	1,088	1,233	1,071
Installment	0	0	0

Total non-accrual loans [2]	1,216	3,605	4,167

Loans 90 days or more past due & still accruing:
Real estate	0	0	0
Commercial	0	0	0
Installment	0	0	0

Total loans 90 days or more past due & still accruing	0	0	0

Total nonperforming loans	1,216	3,605	4,167
OREO	0	439	517

Total nonperforming assets	$1,216	$4,044	$4,684
Performing loans classified as troubled debt restructurings (TDRs) [3]	$1,915	$-	$-
Nonperforming loans as a percentage of total loans [4]	1.96%	6.35%	6.89%
Nonperforming assets as a percentage of total loans and OREO	1.96%	7.07%	7.67%

1Additional interest income of approximately $114,800, $276,300, and $99,000 respectively, would have been recorded for the periods ended December 31, 2012, 2011, and 2010 if the loans had been paid or accrued in accordance with original terms.

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

As of December 31, 2012, the Company had nine restructured loans with the contractual balance totaling $3.4 million, three of which were partially charged off. The remaining book balance of these nine restructured loans is $2.9 million. Five of these loans totaling $0.9 million are reported in the non-accrual classification of this report. The remaining four restructured loans totaling $1.9 million are performing and paying as agreed. Two additional loans totaling $271,622 are on non-accrual status. The remaining four restructured loans totaling $1.9 million are performing and paying as agreed. As of December 31, 2012, all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate, with collateral values that Management believes are sufficient to cover the debts, although no assurance can be given that such collateral values may not decline in the future. As of that same date, all such loans, with the exception of one loan for $128,090, were current and paying as agreed. As of December 31, 2011, the Company had three restructured loans totaling $1.8 million two of which were partially charged off. The remaining book balance of these three restructured loans was $1.4 million. These loans are reported in the non-accrual classification of this report. As of December 31, 2010, the Company had two restructured loans totaling $1.8 million which were partially charged off and the remaining book balance of $1.4 million was on non-accrual status. These loans are reported in the non-accrual classification of this report. Nine additional loans totaling $2.8 million were on non-accrual status.

The Company had no OREO at December 31, 2012. Non-performing assets also included one OREO consisting of a commercial property located in Fontana, California at December 31, 2011 totaling $439,317. The OREO sold on March 23, 2012 yielding a gain on sale of OREO of $93,871. At December 31, 2010 OREO consisted of a commercial property in Chino, California for $516,534. On March 8, 2011 this property, yielding a gain on sale of OREO of $61,151.

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

Beginning in 2009 and continuing through early 2011, the Company made provisions to the Allowance for Loan Losses which exceeded its actual loss experience for the periods. These provisions to the allowance were based upon qualitative factors affecting the overall economy, specifically management’s concern regarding declining economic conditions within the Inland Empire and surrounding regions, as well as conditions affecting certain borrowers despite the fact, with one exception, that these borrowers continued to make all payments as agreed.

The allowance for loan losses was $1.4 million at December 31, 2012, compared to $1.5 million and $1.4 million at December 31, 2011 and 2010, respectively. The ratio of the allowance to total loans at December 31, 2012 was 2.32%, compared to 2.71% and 2.38% at December 31, 2011 and 2010, respectively. Net charge-offs were $219,438 in 2012 compared to $185,909 in 2011 and $605,125 in 2010. Charge-offs of real estate loans were $213,988 in 2012 compared to $58,186 in 2011 and $355,000 in 2010. Of the total net charge-offs in 2012, $182,744 was taken against one real estate secured loan in which the borrower continues to make regular monthly payments, and of the total net charge-offs in 2011, $127,035 was taken against one loan in which the borrowers continue to make regular monthly payments, and of the total net charge-offs in 2010, $444,656 was taken against three loans (including the $355,000 in real estate loans referenced above) in which the borrowers continue to make regular monthly payments as called for under the loan agreements. These charge-offs were taken because of reduced values of the underlying real estate collateral, to reflect the anticipated net cash proceeds which would be recovered in the event the Company had to foreclose on the property and sell the collateral, in compliance with FAS 114.

Nonperforming loans decreased to $1.2 million at December 31, 2012 from $3.6 million at December 31, 2011and $4.1 million at December 31, 2010. As a result, the ratio of the allowance to nonperforming loans increased to 118.3% at December 31, 2012 from 42.7% at December 31, 2011 and 34.6% at December 31, 2010. At December 31, 2012 all of the Company’s nonperforming loans, whether commercial loans or real estate loans, were substantially secured by real estate and subject to FAS 114 for impairment. In addition, all such loans were current at that date with the exception of one loan in the amount of $128,090.

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

In addition to the charge-offs described above, the Company charged off two loans in 2012 of which $20,205 or roughly 0.04% of average loans is deemed to be uncollectible.

The table below summarizes, for the years ended December 31, 2012, 2011 and 2010, the loan balances at the end of the period and the daily average loan balances during the period; changes in the allowance for loan losses arising from loan charge-offs, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

	Allowance for Loan Losses
	For years ended December 31,
	2012	2011	2010
	($ in thousands)
Balances:
Average total loans outstanding during period	$57,228	$58,793	$60,679
Total loans outstanding at end of the period	$61,959	$56,803	$60,520
Allowance for loan losses:
Balance at the beginning of period	$1,538	$1,442	$1,278
Provision charged to expense	120	282	770
Charge-offs
Commercial loans	70	142	263
Real estate loans	214	58	355
Installment loans	3	1	0
Total	287	201	618
Recoveries
Commercial loans	68	15	12
Real estate loans	0	0	0
Installment loans	0	0	0
Total	68	15	12
Net loan charge-offs (recoveries)	219	186	606
Balance	$1,439	$1,538	$1,442
Ratios:
Net loan charge-offs to average total loans	0.38%	0.32%	1.00%
Provision for loan loses to average total loans	0.21%	0.48%	1.27%
Allowance for loan losses to total loans at the end of the period	2.32%	2.71%	2.38%
Allowance for loan losses to nonperforming loans	118.30%	42.66%	34.60%
Net loan charge-offs (recoveries) to allowance for loan losses at the end of the period	15.25%	12.09%	42.03%
Net loan charge-offs (recoveries) to provision for loan losses	182.45%	65.99%	78.77%

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
	2012		2011		2010
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	($ in thousands)

Real estate	$1,253	79.3%	$1,287	81.3%	$1,191	85.0%
Commercial	176	20.2%	238	17.6%	241	13.9%
Installment	10	0.5%	13	1.1%	10	1.1%

	$1,439	100.0%	$1,538	100.0%	$1,442	100.0%

Gross loans	$61,959		$56,803		$60,520

Investment Portfolio

The Company’s investment policy, as established by the Board of Directors, is designed to enable the Company to provide and maintain adequate liquidity and a high quality portfolio that complements the Company’s lending activities and generates a favorable return on investments without incurring undue interest rate or credit risk. The Company’s existing investment securities portfolio consists of U.S. government agency securities, mortgaged-backed securities, municipal bonds and corporate bonds. Investment securities held to maturity are carried at cost, which equates to the unpaid principal balances adjusted for amortization of premium and accretion of discounts. Investment securities available for sale are carried at fair value. Excluded from the components of the Company’s investment portfolio are restricted stock investments in the Federal Reserve Bank, the Federal Home Loan Bank of San Francisco (“FHLB”), and Pacific Coast Bankers’ Bank (“PCBB”). Restricted stock investments totaled $623,200 and $667,700 at December 31, 2012 and 2011, respectively, and are carried at cost.

The investment securities portfolio at fair value was $7.1 million at December 31, 2012 and $12.8 million at December 31, 2011. Investment securities represented 6.1% of total assets at December 31, 2012 and 11.7% of total assets at December 31, 2011. As of December 31, 2012, $2.3 million of the investment portfolio was classified as available for sale and $4.6 million was classified as held to maturity. As of December 31, 2011, $3.0 million of the investment portfolio was classified as available for sale and $9.7 million was classified as held to maturity. The investment portfolio at December 31, 2012 includes both fixed and adjustable rate instruments.

The following table summarizes the carrying value and fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio
	At December 31,
	2012		2011		2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	($ in thousands)
Held to maturity:
Federal agency	$-	$-	$2,500	$2,515	$2,500	$2,538
Municipal	330	331	432	436	435	437
Mortgage-backed securities	4,277	4,465	6,690	6,879	9,137	9,243
Corporate bonds	0	0	31	31	82	84
Total held to maturity	4,607	4,796	9,653	9,861	12,154	12,302

Available for sale:
Municipal	797	797	796	796	754	754
Mortgage-backed securities	1,552	1,552	2,176	2,176	3,953	3,953
Total available for sale	2,349	2,349	2,972	2,972	4,707	4,707
Total	$6,956	$7,145	$12,625	$12,833	$16,861	$17,009

The following table summarizes the maturity and repricing schedule of the Company’s investment securities and their weighted average yield at December 31, 2012. The table excludes mortgage-backed securities for which the Company receives monthly principal and interest payments.

	Investment Maturities and Repricing Schedule
	($ in thousands)
	Less Than		After One But		After 5 But		After 10 But
	One Year		Within 5 Years		Within 10 Years		Within 20 Years
Held to maturity:
Municipal	$-	-	$-	-	$330	7.14%	$-	-
Total held to maturity	-	-	-	-	330	7.14%	-	-

Available for sale:
Municipal	-	-	-	-	430	5.85%	367	6.08%
Total available for sale	-	-	-	-	430	5.85%	367	6.08%
Total	$-	-	$-		$760	6.41%	$367	6.08%

Deposits

Total deposits at December 31, 2012 and 2011 were $102.2 million and $98.1 million, respectively. The Company is now further diversifying its customer deposit base to offset the general contraction in the deposit accounts of a number of the Company’s customers engaged in real estate related activities. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases.

A comparative distribution of the Company’s deposits at December 31st for each year from 2010 through 2012, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

	Distribution of Deposits and Percentage Compositions
	at December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)

Demand	$48,823	47.8%	$47,189	48.1%	$41,910	40.8%
NOW	2,275	2.2%	1,835	1.9%	1,697	1.6%
Savings	1,990	1.9%	1,810	1.8%	2,085	2.0%
Money Market	34,065	33.4%	30,407	31.0%	34,545	33.5%
Time Deposits under $100,000	4,565	4.5%	4,700	4.8%	6,377	6.2%
Time Deposits $100,000 and over	10,433	10.2%	12,163	12.4%	16,386	15.9%
	$102,151	100.0%	$98,104	100.0%	$103,000	100.0%

Non-interest bearing demand deposits decreased to 47.2% of total deposits at December 31, 2012, from 48.1% of total deposits at December 31, 2011.

The percentage of total deposits represented by time deposits was 14.7% and 17.2% at December 31, 2012 and 2011, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 0.69% and 0.86% for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company had deposits from certain of its directors totaling $6.6 million and $5.8 million, respectively, representing 6.5% and 5.9% of total deposits. Furthermore, at December 31, 2012 and 2011, deposits from escrow companies represented $11.8 million or 11.5% and $10.0 million or 10.2% of the Company’s total deposits, respectively. See “Item 1A. Risk Factors – The Company’s business has been, and may continue to be, affected by a significant concentration of deposits within one industry, and a significant portion of such deposits are controlled by related parties.”

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Income table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

At December 31, 2012, the scheduled maturities of the Company’s time deposits were as follows:

	Maturities of Time Deposits
	at December 31, 2012
	($ in thousands)

	Three	Over three	Over
	months or	to twelve	twelve
	less	months	months	Total

Time Deposits under $100,000	$1,154	$3,340	$71	$4,565
Time Deposits $100,000 and over	2,802	7,475	156	10,433
	$3,956	$10,815	$227	$14,998

Federal Home Loan Advances and Other Borrowings

The Company utilizes FHLB advances as alternative sources of funds to supplement customer deposits. These borrowings are collateralized by securities and secondarily by the Company’s investment in capital stock of the FHLB. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB and changes in the Company’s borrowing base. The Company had no overnight advances outstanding with the FHLB at December 31, 2012 or at December 31, 2011.

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. Rate-sensitive assets either contain a provision to adjust the interest rate periodically or they mature within one year. Those assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period, the Company would be deemed to be “asset-sensitive” for that period, and if reprising liabilities exceed repricing assets in any given period the Company would be deemed to be “liability-sensitive” for that period. The Company seeks to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. However, as explained further on, declines in interest rates would cause a slight increase in net interest income because over 87% of the Company’s variable rate loans are at their floor with a weighted average yield of 6.23%. At December, 2012, approximately 74.8% of loans have terms that incorporate variable interest rates. Most variable rate loans are indexed to the Bank’s prime rate and changes occur as the prime rate changes. Approximately 22.9% of all fixed rate loans at December 31, 2012 mature within twelve months.

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

The table below shows the estimated impact of changes in interest rates on our net interest income as of December 31, 2012, assuming a parallel shift of 100 to 300 basis points in both directions:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Change in net interest income (in $000’s)	$(207)	$(172)	$(135)	$744	$1,472	$2,188
% Change	-5.00%	-4.15%	-3.26%	17.95%	35.52%	52.80%

The Company uses Risk Monitor software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations provide static information on the projected fair market value of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. The rate projections can be shocked (an immediate and sustained change in rates, up or down), shocks ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses standard interest rate scenarios in conducting the simulation of upward and downward of 100 to 300 basis points (“bp”).

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income increases slightly as rates decline because over 87% of the Company’s variable rate loans are at their floor with a weighted average yield of 6.23%. Rates will continue to slowly decrease in deposits while a majority of the loan portfolio will remain at its floor. Prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures.

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

The table below shows estimated changes in the Company’s EVE as December 31, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Changes in EVE (in $000's)	$4,122	$2,804	$1,585	$(728)	$(634)	$(606)
% Change	32.3%	21.9%	12.4%	-5.7%	-5.0%	-4.7%

The table shows a substantial increase in EVE as interest rates decline, and a corresponding decline as interest rates increase. Changes in EVE under varying interest rate scenarios are substantially different than changes in the Company’s net interest income simulations, due primarily to runoff assumptions in non-maturity deposits.

Capital Resources

Total shareholders’ equity was $8.7 million at December 31, 2012 and $7.5 million at December 31, 2011. During 2012, 80,062 shares issued as a result of the secondary stock offering netted $668,441 to equity. Net income also increased retained earnings by $589,766. A decrease in unrealized gain on securities available for sale decreased other comprehensive income $8,335.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiaries and “restricted” core capital elements, which include qualifying trust preferred securities, to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments).

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

As noted previously, the Company’s subordinated note represents $3.1 million in borrowings from its unconsolidated trust subsidiary incurred in connection with the trust’s issuance of trust preferred securities (“TRUPS”) in 2006. Such subordinated are classified as long-term debt in accordance with generally accepted accounting principles. However, under current FRB rules, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital up to a maximum of 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Excess amounts are generally included in Tier 2 capital.  As of December 31, 2011, TRUPS related debt made up 25% of the Company’s Tier 1 capital.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act the Company can continue to include this debt in Tier 1 capital to the extent permitted by FRB guidelines.

As of December 31, 2012 and 2011, the Bank’s Total Risk-Based Capital Ratio was 16.75% and 16.51%, respectively, and its Tier 1 Risk-Based Capital Ratio was 15.48% and 15.24%, respectively. As of December 31, 2012 and 2011 the consolidated Company’s Total Risk-Based Capital Ratio was 17.50% and 16.44%, respectively, and its Tier 1 Risk-Based Capital Ratio was 15.95% and 14.26%, respectively.

The Bank’s Leverage Capital Ratio was 9.64% and 9.81% at December 31, 2012 and 2011, respectively. (See Part I, Item 1 “Description of Business – Regulation and Supervision – Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements). As of December 31, 2012 and 2011, the Bank was “well-capitalized.” To be categorized as well-capitalized the Bank must maintain Total Risk-Based, Tier I Risk-Based, and Tier I Leverage Ratios of at least 10%, 6% and 5%, respectively. In addition, the Bank’s capital ratios at December 31, 2012 exceeded the higher minimum capital ratios for the Bank which the Bank agreed to the OCC establishing.  See “Item 1, Business - Recent Developments – Regulatory Matters” above.

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

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Chino Commercial Bancorp

Chino, California

We have audited the accompanying consolidated statements of financial condition of Chino Commercial Bancorp and subsidiary (the Company), as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chino Commercial Bancorp and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ HUTCHINSON AND BLOODGOOD LLP

Glendale, California

April 1, 2013

Chino Commercial Bancorp

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Cash and due from banks	$2,946,454	$3,358,177
Federal funds sold	17,041,826	14,165,877

Cash and cash equivalents	19,988,280	17,524,054

Interest bearing deposits in banks	17,417,000	13,339,252
Investment securities available for sale (Note 4)	2,349,320	2,972,420
Investment securities held to maturity (fair value approximates $4,796,000 in 2012 and $9,861,000 in 2011) (Note 4)	4,606,626	9,652,630
Loans held for investment, net of allowance for loan losses of $1,438,797 in 2012 and $1,537,963 in 2011 (Note 6)	60,351,125	55,235,841
Accrued interest receivable	286,812	275,976
Stock investments, restricted, at cost (Note 5)	623,200	667,700
Premises and equipment (Note 8)	6,258,728	6,443,753
Foreclosed assets (Note 7)	—	439,317
Other assets	2,753,820	3,154,650

Total assets	$114,634,911	$109,705,593

Liabilities
Deposits
Non-interest bearing	$48,822,963	$47,188,644
Interest bearing	53,327,671	50,914,914

Total deposits	102,150,634	98,103,558

Accrued interest payable	35,674	139,646
Other liabilities	633,705	897,363
Subordinated note payable to subsidiary trust (Note 10)	3,093,000	3,093,000

Total liabilities	105,913,013	102,233,567

Commitments and Contingencies (Notes 15, 16 and 17)
Shareholders' Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 829,602 and 749,540 shares at December 31, 2012 and 2011, respectively	3,429,254	2,760,813
Retained earnings	5,221,375	4,631,609
Accumlated other comprehensive income	71,269	79,604

Total shareholders' equity	8,721,898	7,472,026

Total liabilities and shareholders' equity	$114,634,911	$109,705,593

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest income
Interest and fee income on loans	$3,660,419	$3,732,455	$4,185,291
Interest on Federal funds sold and FRB deposits	43,781	16,248	4,557
Interest on time deposits in banks	88,916	124,321	297,871
Interest and dividends on investment securities	263,597	446,073	500,657

Total interest income	4,056,713	4,319,097	4,988,376

Interest expense on deposits
Money market and NOW accounts	224,638	237,509	540,899
Savings	5,037	4,722	3,838
Time deposits less than $100,000	26,422	39,979	97,484
Time deposits of $100,000 or more	78,327	115,186	248,955

Total interest expense on deposits	334,424	397,396	891,176
Interest expense on borrowings	68,283	198,417	204,425

Total interest expense	402,707	595,813	1,095,601

Net interest income	3,654,006	3,723,284	3,892,775

Provision for loan losses (Note 6)	120,272	281,719	769,752

Net interest income after provision for loan losses	3,533,734	3,441,565	3,123,023

Noninterest income
Service charges on deposit accounts	1,151,235	1,173,299	1,166,555
Customer fees and miscellaneous income	100,235	32,262	27,933
Gain on sale of foreclosed assets	93,871	61,151	235,766
Dividend income from restricted stock	23,083	11,145	7,310
Income from bank owned life insurance	68,113	69,946	69,374

Total noninterest income	1,436,537	1,347,803	1,506,938

Noninterest expenses
Salaries and employee benefits	2,178,453	2,182,644	2,193,710
Occupancy and equipment expenses	428,676	429,111	436,964
Other operating expenses (Note 25)	1,438,040	1,506,527	1,564,342

Total noninterest expenses	4,045,169	4,118,282	4,195,016

Income before provision for income taxes	925,102	671,086	434,945
Provision for income taxes (Note 14)	335,336	229,685	129,644

Net income	$589,766	$441,401	$305,301

Basic earnings per share	$0.72	$0.59	$0.42
Diluted earnings per share	$0.72	$0.59	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net income	$589,766	$441,401	$305,301

Other comprehensive income (loss), net of tax effects Net unrealized holding gains (losses) on securities available for sale during the period (tax effects of ($5,830), $2,686, and ($4,810) for years ended December 31, 2012, 2011, and 2010, respectively	(8,335)	3,840	(7,393)

Total comprehensive income	$581,431	$445,241	$297,908

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2012, 2011 and 2010

				Accumulated
				Other
				Compre-
	Number of	Common	Retained	hensive
	Shares	Stock	Earnings	Income	Total

Balance at December 31, 2009	699,061	$2,498,664	$3,884,907	$83,157	$6,466,728

Comprehensive income:
Net income	—	—	305,301	—	305,301
Change in unrealized gain on securities available for sale, net of tax	—	—	—	(7,393)	(7,393)
Total comprehensive income					297,908

Exercise of stock options, including tax benefit	82,541	714,043	—	—	714,043
Stock repurchased and retired (Note 23)	(33,288)	(462,422)	—	—	(462,422)

Balance at December 31, 2010	748,314	2,750,285	4,190,208	75,764	7,016,257

Comprehensive income:
Net income	—	—	441,401	—	441,401
Change in unrealized gain on securities available for sale, net of tax	—	—	—	3,840	3,840
Total comprehensive income					445,241

Exercise of stock options, including tax benefit	1,226	10,528	—	—	10,528

Balance at December 31, 2011	749,540	2,760,813	4,631,609	79,604	7,472,026

Comprehensive income:
Net income	—	—	589,766	—	589,766
Change in unrealized gain on securities available for sale, net of tax	—	—	—	(8,335)	(8,335)
Total comprehensive income					581,431

Secondary stock offering (Note 24)	80,062	668,441	—	—	668,441

Balance at December 31, 2012	829,602	$3,429,254	$5,221,375	$71,269	$8,721,898

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$589,766	$441,401	$305,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,272	281,719	769,752
Provision for loss on foreclosed assets	—	—	56,200
Depreciation and amortization	227,727	224,323	172,647
Net amortization (accretion) of investment securities	61,611	70,381	49,447
Amortization of deferred loan (fees) costs	(6,169)	1,903	9,317
Loss on disposition of equipment	385	314	—
Gain on sale of foreclosed assets	(93,871)	(61,151)	(235,766)
Deferred income taxes (benefit)	161,365	(192,433)	25,204
Net change in:
Accrued interest receivable	(10,836)	106,968	(56,737)
Other assets	239,465	88,526	36,092
Accrued interest payable	(103,972)	34,679	(20,856)
Other liabilities	(29,804)	197,317	87,379

Net cash provided by operating activities	1,155,939	1,193,947	1,197,980

Cash Flows from Investing Activities
Net change in interest bearing deposits in banks	(4,077,748)	6,039,000	6,055,350
Activity in investment securities available for sale:
Repayments and calls	609,467	1,740,999	849,205
Activity in investment securities held to maturity:
Purchases	—	—	(12,675,279)
Repayments and calls	4,983,860	2,431,005	2,763,332
Purchase (redemption) of stock investments, restricted	44,500	(41,450)	51,400
Loan originations and principal collections, net	(5,029,911)	3,092,316	(432,307)
Proceeds from sale of foreclosed assets	105,688	577,685	402,850
Proceeds from sale of premises and equipment	300	—	—
Purchase of premises and equipment	(43,387)	(325,720)	(3,415,134)

Net cash provided by (used in) investing activities	(3,407,231)	13,513,835	(6,400,583)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	4,047,076	(4,895,998)	10,711,098
Net increase (decrease) in borrowings	—	—	(994,000)
Cash received from exercise of options	—	10,629	560,268
Payments for stock repurchases	—	—	(462,422)
Proceeds from stock offering, net of capital raising costs	668,442	—	—

Net cash provided by (used in) financing activities	4,715,518	(4,885,369)	9,814,944

Net increase (decrease) in cash and cash equivalents	2,464,226	9,822,413	4,612,341

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash and Cash Equivalents at Beginning of Year	$17,524,054	$7,701,641	$3,089,300

Cash and Cash Equivalents at End of Year	$19,988,280	$17,524,054	$7,701,641

Supplementary Information
Interest paid	$506,679	$561,134	$1,116,457

Income taxes paid	$280,000	$113,000	$150,000

Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$—	$439,317	$1,314,957

Loans to facilitate the sale of foreclosed assets	$427,500	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 1.	Company Description

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

Chino Commercial Bancorp (the Company) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Chino, California. The Company was incorporated on March 2, 2006 and acquired all of the outstanding shares of Chino Commercial Bank, N.A. effective July 1, 2006. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiary is Chino Statutory Trust I, which was formed on October 25, 2006 solely to facilitate the issuance of capital trust pass-through securities. Chino Commercial Bancorp and the Bank are collectively referred to herein as the Company unless otherwise indicated.

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

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no loans held for sale at December 31, 2012 and 2011.

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

Loans (continued)

Interest income is accrued daily, as earned, on all loans, except that interest is not accrued on loans that are generally 90 days or more past due. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest income previously accrued on non-accrual loans is reversed against current period interest income. Interest income on non-accrual loans may be recognized only if the loan is deemed to be fully collectible, and only to the extent of interest payments received. Otherwise, any interest payments received are applied against the loan balance. Loans are returned to accrual status after the borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest recognition policies apply to all loans.

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

The Company’s loan portfolio is segregated into the following portfolio segments:

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

Company Premises and Equipment

Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Building improvements are amortized over 39 years or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes.

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.          Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interest and penalties associated with uncertain tax positions are classified as income tax expense. At December 31, 2012 and 2011, the Company did not have a tax position that failed to meet the more-likely-than-not recognition threshold.

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

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share is shown below for years ended December 31:

Weighted-average number of shares used in the computation of:	2012	2011	2010
Basic earnings per share	814,797	749,312	724,707
Diluted earnings per share	819,311	750,421	727,690

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.          Summary of Significant Accounting Policies (Continued)

Comprehensive Income (continued)

The components of comprehensive income other than net income and related tax effects are as follows:

	2012	2011	2010

Unrealized holding gains (losses) on securities available for sale	$(14,165)	$6,527	$(12,203)
Reclassification of gains realized in income	—	—	—

Net unrealized gains (losses)	(14,165)	6,527	(12,203)
Tax effect	5,830	(2,687)	4,810

Other comprehensive gain (loss) net of tax	$(8,335)	$3,840	$(7,393)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair values or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual periods beginning on or after December 15, 2011. Adoption of this guidance did not have an impact on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present components of other comprehensive income as part of the statement of changes in members’ equity. The update requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of stockholders’ equity. The amendment is effective for fiscal and interim periods beginning after December 15, 2011. As a result of the adoption of this guidance, a new “Consolidated Statement of Comprehensive Income” has been added to the financial statements.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 2.          Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In December 2011, the FASB issued new guidance Accounting Standards Update (ASU) No. 2011-11. “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using International Financial Reporting Standards (IFRS). The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 3.          Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average cash balances on hand or balances with the Federal Reserve Bank for balances in transaction accounts. The Company was able to maintain sufficient average cash balances to avoid the requirement for a reserve balance with the Federal Reserve Bank at December 31, 2012 and 2011.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.          Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows:

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,515	$53,401	$—	$796,916
Mortgage-backed	1,484,704	67,700	—	1,552,404

	$2,228,219	$121,101	$—	$2,349,320

Securities held to maturity:
Municipal bonds	$330,000	$756	$—	$330,756
Mortgage-backed	4,276,626	188,184	—	4,464,810

	$4,606,626	$188,940	$—	$4,795,566

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Municipal bonds	$743,407	$52,691	$—	$796,098
Mortgage-backed	2,093,745	82,664	(87)	2,176,322

	$2,837,152	$135,355	$(87)	$2,972,420

Securities held to maturity:
Municipal bonds	$431,986	$3,705	$—	$435,691
Federal agency	2,500,000	14,528	—	2,514,528
Mortgage-backed	6,690,284	188,956	—	6,879,240
Corporate bonds	30,360	715	—	31,075

	$9,652,630	$207,904	$—	$9,860,534

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 4.          Investment Securities (Continued)

The amortized cost and fair value of investment securities as of December 31, 2012 by contractual maturity are shown below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	400,000	429,764	330,000	330,756
After 10 years through 17 years	343,515	367,152	—	—
Mortgage-backed securities	1,484,704	1,552,404	4,276,626	4,464,810

	$2,228,219	$2,349,320	$4,606,626	$4,795,566

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

At December 31, 2012, no securities had unrealized losses.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 5.          Stock Investments, Restricted

Restricted stock investments include the following at December 31 and are recorded at cost:

	2012	2011

Federal Reserve Bank stock	$165,400	$165,400
Federal Home Loan Bank (FHLB) stock	407,800	452,300
Pacific Coast Bankers’ Bank stock	50,000	50,000

	$623,200	$667,700

As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock in an amount equal to the greater of 1% of its outstanding mortgage loans or 5% of advances from the FHLB (See Note 12). No ready market exists for FHLB stock, and it has no quoted market value.

All restricted stock is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

Note 6.          Loans and Allowance for Loan Losses

The composition of the Company’s loans held for investment at December 31 is as follows:

	2012	2011

Real estate loans, commercial	$47,053,550	$43,816,693
Real estate loans, consumer	2,067,859	2,368,205
Commercial loans	12,516,101	9,974,353
Construction loans	—	—
Installment loans	321,502	643,660

	61,959,012	56,802,911
Allowance for loan losses	(1,438,797)	(1,537,963)
Unearned income and deferred loan fees, net	(169,090)	(29,107)

Loans held for investment, net	$60,351,125	$55,235,841

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses by loan portfolio segment for the years ended December 31, 2012 and 2011 are summarized as follows:

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2012	$44,586	$40,438	$1,201,839	$238,448	$976	$11,289	$387	$1,537,963
Provision for loan losses	(19,192)	41,553	158,683	(62,722)	2,001	(2,999)	2,948	120,272
Loans charged off	—	—	(213,988)	(67,828)	(2,720)	—	(2,830)	(287,366)
Recoveries	—	—	—	67,828	100	—	—	67,928

Ending Balance
December 31, 2012	$25,394	$81,991	$1,146,534	$175,726	$357	$8,290	$505	$1,438,797

	One to			Commercial
	Four	Residential	Commercial	and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Beginning balance
January 1, 2011	$46,335	$2,876	$1,140,786	$241,243	$746	$9,178	$989	$1,442,153
Provision for loan losses	(1,749)	37,562	119,239	124,240	230	2,799	(602)	281,719
Loans charged off	—	—	(58,186)	(140,890)	—	(688.0)	(1,397)	(201,161)
Recoveries	—	—	—	13,855	—	—	1,397	15,252

Ending Balance
December 31, 2011	$44,586	$40,438	$1,201,839	$238,448	$976	$11,289	$387	$1,537,963

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

The following tables present loans and the allowance for loan losses by segment as of December 31, 2012 and 2011:

Loans and Allowance for Loan Losses (by Loan Segment)

As of December 31, 2012

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,067,859	$4,630,908	$47,053,549	$7,870,083	$20,000	$301,502	$15,111	$61,959,012

Individually evaluated for impairment	—	—	3,784,878	1,372,524	—	—	—	5,157,402

Collectively evaluated for impairment	2,067,859	4,630,908	43,268,671	6,497,559	20,000	301,502	15,111	56,801,610

Allowance for loan losses:

Balance	25,394	81,991	1,146,534	175,726	357	8,290	505	1,438,797

Individually evaluated for impairment	—	—	200,155	54,866	—	—	—	255,021

Collectively evaluated for impairment	25,394	81,991	946,379	120,860	357	8,290	505	1,183,776

Loans and Allowance for Loan Losses (by Loan Segment)

As of December 31, 2011

	One to Four	Residential	Commercial	Commercial and
	Residential	Income	Real Estate	Industrial	Consumer	Installment	Other	Total

Loans:

Balance	$2,368,205	$1,880,824	$43,816,693	$8,082,845	$30,737	$612,923	$10,684	$56,802,911

Individually evaluated for impairment	656,273	—	4,839,527	1,817,734	—	—	—	7,313,534

Collectively evaluated for impairment	1,711,932	1,880,824	38,977,166	6,265,111	30,737	612,923	10,684	49,489,377

Allowance for loan losses:

Balance	44,586	40,438	1,201,839	238,448	976	11,289	387	1,537,963

Individually evaluated for impairment	18,835	—	49,250	40,661	—	—	—	108,746

Collectively evaluated for impairment	25,751	40,438	1,152,589	197,787	976	11,289	387	1,429,217

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loan portfolio at December 31, 2012 and 2011 by credit risk profiles based on internally assigned grades. Information has been updated for each credit quality indicator as of December 31, 2012 and 2011.

Credit Exposure

Credit Risk Profile by Internally Assigned Grade

December 31, 2012

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$2,067,859	$—	$—	$—	$2,067,859

Residential income	4,630,908	—	—	—	4,630,908

Commercial real estate:
Owner occupied	20,559,609	—	1,899,981	—	22,459,590
Non-owner occupied	22,425,018	284,044	1,884,897	—	24,593,959

Commercial and industrial:
Secured	3,883,709	—	1,228,992	—	5,112,701
Unsecured	2,613,850	—	143,532	—	2,757,382

Consumer	20,000	—	—	—	20,000
Installment	301,502	—	—	—	301,502
Other	15,111	—	—	—	15,111
Total	$56,517,566	$284,044	$5,157,402	$—	$61,959,012

Credit Exposure

Credit Risk Profile by Internally Assigned Grade

December 31, 2011

	Grade
	Pass	Special Mention	Substandard	Doubtful	Total

One to four residential:
Closed-end	$1,711,932	$—	$656,273	$—	$2,368,205

Residential income	1,880,824	—	—	—	1,880,824

Commercial real estate:
Owner occupied	17,642,198	—	2,345,010	—	19,987,208
Non-owner occupied	21,044,610	290,358	2,494,517	—	23,829,485

Commercial and industrial:
Secured	2,840,543	—	1,142,687	—	3,983,230
Unsecured	3,200,770	223,798	675,047	—	4,099,615

Consumer	30,737	—	—	—	30,737
Installment	612,923	—	—	—	612,923
Other	10,684	—	—	—	10,684
Total	$48,975,221	$514,156	$7,313,534	$—	$56,802,911

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to the Company’s portfolio delinquencies by loan class and amount at December 31, 2012 and 2011:

Age Analysis of Past Due Loans (by Class)

As of December 31, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$517,916	$—	$—	$517,916	$1,549,943	$2,067,859	$—

Residential income	—	—	—	—	4,630,908	4,630,908	—

Commercial real estate:
Owner occupied	—	—	128,090	128,090	22,331,500	22,459,590	—
Non-owner occupied	—	—	—	—	24,593,959	24,593,959	—

Commercial and industrial:
Secured	—	—	—	—	5,112,701	5,112,701	—
Unsecured	—	—	—	—	2,757,382	2,757,382	—

Consumer	—	—	—	—	20,000	20,000	—
Installment	—	—	—	—	301,502	301,502	—
Other	—	—	—	—	15,111	15,111	—
Total	$517,916	$—	$128,090	$646,006	$61,313,006	$61,959,012	$—

Age Analysis of Past Due Loans (by Class)

As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

One to four residential:
Closed-end	$—	$—	$—	$—	$2,368,205	$2,368,205	$—

Residential income	—	—	—	—	1,880,824	$1,880,824	—

Commercial real estate:
Owner occupied	171,434	—	—	171,434	19,815,774	19,987,208	—
Non-owner occupied	—	—	—	—	23,829,485	23,829,485	—

Commercial and industrial:
Secured	—	—	—	—	3,983,230	3,983,230	—
Unsecured	—	—	—	—	4,099,615	4,099,615	—

Consumer	—	—	—	—	30,737	30,737	—
Installment	—	—	—	—	612,923	612,923	—
Other	—	—	—	—	10,684	10,684	—
Total	$171,434	$—	$—	$171,434	$56,631,477	$56,802,911	$—

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

There were seven impaired loans totaling $1,216,253 at December 31, 2012 which had valuation allowances totaling $28,460. For the year ended December 31, 2012, the average recorded investment in impaired loans was approximately $2,445,671. No interest income was recognized on impaired loans while such loans were considered impaired during the year ended December 31, 2012.

At December 31, 2012, the seven impaired loans were on a non-accrual basis. Only one of those loans was past due over 30 days.

The following tables are summaries of impaired loans by loan class at December 31, 2012 and 2011:

Impaired Loans (by Class)

For the Year Ended December 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
One to four residential:
Closed-end	$—	$—	$—	$246,326	$—

Commercial real estate:
Owner occupied	128,090	128,090	2,997	318,632	—
Non-owner occupied	—	—	—	720,062	—

Commercial and industrial:
Unsecured	1,088,163	1,088,163	25,463	1,160,651	—

Total:
One to four residential	$—	$—	$—	$246,326	$—
Commercial real estate	$128,090	$128,090	$2,997	$1,038,694	$—
Commercial and industrial	$1,088,163	$1,088,163	$25,463	$1,160,651	$—

Impaired Loans (by Class)

For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
One to four residential:
Closed-end	$656,275	$656,275	$18,835	$805,914	$—

Commercial real estate:
Owner occupied	893,259	893,259	25,637	1,201,115	—
Non-owner occupied	822,769	822,769	23,613	851,886	—

Commercial and industrial:
Secured	1,232,839	1,232,839	40,661	1,238,994	—

Total:
One to four residential	$656,275	$656,275	$18,835	$805,914	$—
Commercial real estate	$1,716,028	$1,716,028	$49,250	$2,053,001	$—
Commercial and industrial	$1,232,839	$1,232,839	$40,661	$1,238,994	$—

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 6.          Loans and Allowance for Loan Losses (Continued)

A summary of nonaccrual loans by loan class at December 31, 2012 and 2011 is as follows:

Loans on Nonaccrual Status (by Class)

	2012	2011
One to four residential:
Closed-end	$—	$656,275

Commercial real estate:
Owner occupied	128,090	893,259
Non-owner occupied	—	822,769

Commercial and industrial:
Secured	1,088,163	1,232,839

Total	$1,216,253	$3,605,142

The Company had three loans that were modified in troubled debt restructuring during the year ended December 31, 2012. These loans, whose balances totaled $913,840 as of December 31, 2012, are classified as a troubled debt restructuring because they were renewed at below-market interest rates due to the borrowers’ financial difficulties at the time of the renewal. The loans are collateral dependent and have zero impairment; thus, no specific allowance has been established for these loans. The loans have not experienced payment defaults subsequent to renewal through December 31, 2012.

The Company had one loan troubled debt restructuring during the year ended December 31, 2011. This commercial loan, with the balance of $100,869 as of December 31, 2011, was classified as troubled debt restructuring because it was renewed at a below-market interest rate due to the borrower’s financial difficulties at the time of the renewal. The loan is collateral dependent and had zero impairment; thus, no specific allowance was established for this loan. The loan has not experienced a payment default subsequent to renewal through December 31, 2011.

Loans serviced for others are portions of loans participated out to other banks. Loan balances are net of these participated balances. The unpaid principal balance of loans serviced for others was $1,030,197 and $1,654,001 at December 31, 2012 and 2011, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 7.          Foreclosed Assets

At December 31, 2012 the Company had no foreclosed assets while at December 31, 2011, foreclosed assets consisted of commercial properties valued at $439,317. Reserves for losses of approximately $56,000 were recorded as of December 31, 2011. Expenses applicable to foreclosed assets amounted to approximately $4,000 and $56,900 for the years ended December 31, 2012 and 2011, respectively. These amounts are included in “other operating expenses” in the consolidated statements of income. Gains of $93,871 and $61,151 were recognized on the sale of foreclosed assets for the years ended December 31, 2012 and 2011, respectively.

Note 8.          Premises and Equipment

Company premises and equipment consisted of the following at December 31:

	2012	2011

Land	$1,868,422	$1,868,422
Building	3,212,729	3,212,729
Furniture, fixtures and equipment	1,030,672	989,731
Building and Leasehold improvements	1,367,341	1,367,341
Automobile	39,544	39,544

	7,518,708	7,477,767
Less accumulated depreciation and amortization	1,259,980	1,034,014

	$6,258,728	$6,443,753

Depreciation and amortization expense for years ended December 31, 2012, 2011 and 2010 amounted to $227,727, $224,323, and $172,647, respectively.

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 9.          Deposits

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2012 and 2011 was $10,433,009 and $12,163,266, respectively.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Within 1 year	$14,770,414
After 1 year through 3 years	227,876

$14,998,290

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

The Subordinated Debt Securities bore interest at 6.795% for the first five years from October 27, 2006 to December 15, 2011. On December 15, 2011 the interest rate became a variable interest rate equal to LIBOR (adjusted quarterly) plus 1.68%. LIBOR at December 15, 2012 was 0.30800% resulting in an interest rate of 1.98800% from December 15, 2012 to March 14, 2013.

As of December 31, 2012 and 2011, accrued interest payable to the Trust amounted to $2,485 and $104,911, respectively. Interest for Trust Preferred Securities amounted to $68,283 and $198,342, respectively, for the years ended December 31, 2012 and 2011. The Company relies on dividends from the Bank in order to make such payments and the Bank is restricted from making dividend payments to the Company without prior supervisory non-objection from the Office of the Comptroller of the Currency (the OCC) (see Note 21). In addition, the Company must obtain the prior approval of the Federal Reserve Bank of San Francisco (the FRB) to make such payments (see Note 21). The Company elected to defer three quarterly interest payments beginning with the payment due September 15, 2011, pending the conclusion of the Company’s stock offering (see Note 24). Having received funds from the stock offering and approval from FRB, the Company paid the interest current through December 15, 2012.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 11.        Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain officers, directors and companies with which it is associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Aggregate related party loan transactions were as follows as of and for the year ended December 31:

	2012	2011

Balance January 1	$1,177,341	$1,248,507
Advances	9,343	47,000
Repayments, net of borrowings	(210,824)	(118,166)

Balance as of December 31	$975,860	$1,177,341

Deposits from related parties held by the Company at December 31, 2012 and 2011 amounted to $6,634,005 and $5,767,441, respectively.

Note 12.        Federal Home Loan Bank Borrowings

As a member of the FHLB, the Company may borrow funds collateralized by securities or qualified loans up to 25% of its asset base. The Bank has a line of credit of $29,770,750 with no advances outstanding at December 31, 2012 or at December 31, 2011.

On December 21, 2005, the Company entered into a standby letter of credit with the FHLB for $800,000. This stand-by letter of credit remained in place as collateral for local agency deposits at the Bank. The letter of credit expired December 21, 2012 and was renewed January 8, 2013.

Note 13.        Federal Funds Lines of Credit

The Company had a total of $5.5 million in Federal funds lines of credit with various banks at December 31, 2012 and December 31, 2011. There were no borrowings outstanding at December 31, 2012 and 2011.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 14.        Income Taxes

The following is a summary of the provision (benefit) for income taxes for the years ended December 31:

	2012	2011	2010
Current tax provision:
Federal	$123,184	$293,360	$44,451
State	50,787	124,565	59,989

	173,971	417,925	104,440
Deferred tax provision (benefit):
Federal	101,700	(146,267)	38,327
State	59,665	(41,973)	(13,123)

	161,365	(188,240)	25,204

	$335,336	$229,685	$129,644

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for years ended December 31:

	2012	2011	2010

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Tax-exempt earnings on life insurance policies	(3.5)	(4.3)	(6.6)
Tax-exempt interest from municipal bonds	(2.4)	(2.4)	(3.8)
Other, net	0.9	(0.3)	(1.0)

Effective tax rate	36.2%	34.2%	29.8%

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 14.        Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets on the statements of financial condition, were as follows at December 31:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$477,143	$528,417
Start-up expenses	6,343	7,089
State tax	31,840	43,279
Deferred compensation and benefits	113,051	159,574
Non-accrual interest	110,027	155,515

	738,404	893,874

Deferred tax liabilities:
FHLB stock dividends	(31,963)	(31,963)
Depreciation and amortization	(99,634)	(93,739)
Unrealized gain on securities available for sale	(49,832)	(55,664)
	(181,429)	(181,366)

Net deferred tax asset	$556,975	$712,508

Tax years ended December 31, 2009 through December 31, 2012 remain subject to examination by the Internal Revenue Service. Tax years ended December 31, 2008 through December 31, 2012 remain subject to examination by the California Franchise Tax Board.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2012	2011

Undisbursed loans	$3,904,855	$3,590,044
Letters of credit	224,612	82,804

Commitments to grant loans are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Included in December 31, 2012 undisbursed commitments were $807,322 of commitments at fixed rates. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, income-producing commercial properties, residential properties, and properties under construction.

Unadvanced lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

The Company did not incur rental expenses during the year ended December 31, 2012. Rental expense for the years ended December 31, 2011 and 2010 amounted to $9,073, and $98,574, respectively.

Employment Agreement

The Company entered into a three-year employment agreement with a key officer expiring in July 2015. The agreement provides for an annual base salary plus an incentive bonus equal to 5% of the Bank’s net income. In addition, the key officer may receive a discretionary bonus determined by the Board of Directors. Employment may be terminated for cause, as defined, without incurring obligations. In the event of termination without cause, the key officer is entitled to severance compensation equal to at least six months’ salary.

Note 17.        Concentration of Risk

The Company grants commercial, real estate and installment loans to businesses and individuals primarily in the Inland Empire area. Most loans are secured by business assets, and commercial and residential real estate. Real estate and construction loans held for investment represented 79% and 81% of total loans held for investment at December 31, 2012 and 2011, respectively. The Company has no concentration of loans with any one customer or industry.

Deposits from escrow companies represented 12% and 10% of total deposits on December 31, 2012 and 2011, respectively. Four escrow companies accounted for 9% and 8% of total deposits on December 31, 2012 and 2011, respectively.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 18.        Employee Benefit Plan

On January 1, 2001, the Company began a 401(k) savings and retirement plan (the Plan) that includes substantially all employees. Employees may contribute up to 100% of their compensation subject to certain limits based on Federal tax law. The Company has implemented the Plan based on safe harbor provisions. Under the Plan, the Company will match 100% of an employee’s contribution up to the first 3% of compensation, and 50% of an employee’s contribution up to the next 2% of compensation. Matching contributions will immediately be 100% vested. For the years ended December 31, 2012, 2011 and 2010, the Company matching contributions attributable to the Plan amounted to $57,900, $51,368, and $48,993, respectively.

Note 19.        Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2012 and 2011, respectively, is $348,173 and $347,969 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 20.        Stock-Based Compensation

The Company’s stock option plan expired on July 13, 2010. The plan allowed the Board to grant incentive stock options and non-qualified stock options to its directors, officers and employees. At December 31, 2009, 108,405 options were available for granting. At December 31, 2012 and 2011, 12,402 options were outstanding. The Plan provided that the exercise price of these options should not be less than the market price of the common stock on the date granted. Incentive options begin vesting after one year from date of grant at a rate of 33% per year. Non-qualified options vest as follows: 25% on the date of the grant, and 25% per year thereafter. All options expire 10 years after the date of grant and become fully vested after four years. All remaining options expire in 2013.

There were no options granted in 2012 and 2011. The most recent grant of options occurred in 2003.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 20.        Stock-Based Compensation (Continued)

A summary of the status of the Company’s stock option plan as of December 31 and changes during the year then ended are as follows:

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	12,402	$10.58	13,628	$10.41
Options granted	—	$—	—	$—
Options exercised	—	$—	(1,226)	$8.67
Options forfeited	—	$—	—	$—
Outstanding at year-end	12,402	$10.58	12,402	$10.58

Options exercisable at year-end	12,402	$10.58	12,402	$10.58

Information pertaining to options outstanding at December 31, 2012 is as follows:

Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price

$8.67	4,902	0.2 years	4,902	$8.67
$11.83	7,500	0.5 years	7,500	$11.83

	12,402	0.4 years	12,402

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2012 was $7,745. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $10.25 as of December 31, 2012, which would have been received by the option holders had those option holders exercised those options as of that date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital ratios as set forth in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table. Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

	2012
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital to risk-weighted assets:
Consolidated	$12,654	17.50%	$5,786	8.00%	$7,232	10.00%
Bank	$12,173	16.75%	$5,814	8.00%	$7,268	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	$11,534	15.95%	$2,893	4.00%	$4,339	6.00%
Bank	$11,249	15.48%	$2,907	4.00%	$4,361	6.00%

Tier 1 capital to average assets:
Consolidated	$11,534	9.86%	$4,677	4.00%	$5,847	5.00%
Bank	$11,249	9.64%	$4,670	4.00%	$5,837	5.00%

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

Regulatory Agreements

On April 12, 2011, the Bank entered into a formal written agreement (the Agreement) with the OCC, the Bank’s primary regulator. The Agreement will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC. Entry into the Formal Agreement does not change the Bank’s “well-capitalized” status.

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 21.       Regulatory Capital (Continued)

Regulatory Agreements (continued)

The Bank also has agreed to the OCC establishing higher minimum capital ratios for the Bank. Specifically, the Bank was required to achieve by May 31, 2011, and is required thereafter to maintain, a Leverage Capital Ratio of not less than 9.0% and a Total Risk-Based Capital Ratio of not less than 12.0%. The Bank achieved the required capital ratios by May 31, 2011, and maintained the ratios above the required minimums, thereafter. As of December 31, 2012 the Bank’s Leverage Capital Ratio was 9.61% and its Total Risk-Based Capital Ratio was 16.75%.

On July 21, 2011, Chino Commercial Bancorp entered into a memorandum of understanding (MOU) with the Federal Reserve Bank of San Francisco (the “FRB”). The MOU is an informal administrative agreement pursuant to which Chino Commercial Bancorp has agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s Agreement; (ii) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, making any payments on trust preferred securities, making any capital distributions, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; (iii) obtain non-objection from the FRB before adding any individual to the Board or employing any senior executive officer and (iv) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

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

Since commencement in 2006 through December 31, 2010, a total of 190,228 common shares have been repurchased under the program for a total aggregate purchase price of $3,740,595 and an average price $19.66. During the year ended December 31, 2012 and 2011, the Company did not repurchase common shares. During the year ended December 31, 2010 the Company repurchased 33,288 of common shares at an average price of $13.89 per share.

Note 24.	Secondary Stock Offering

On September 16, 2011, the Company filed a registration statement on Form S-1 with the SEC in connection with a rights offering to existing shareholders which commenced in the fourth quarter of 2011. Pricing for the offering was set at $10.50 per share plus certain bonus shares to be issued to holders of subscription rights for no additional consideration. The rights offering to existing shareholders expired on February 22, 2012 and the public offering was concluded on July 15, 2012. The Company generated $819,158 in capital from the offering, representing gross proceeds from shareholder rights subscriptions totaling $435,068, and subscriptions from investors in the public offering totaling $384,090. Net proceeds of $668,441 after deduction of offering expenses was booked to capital.

Note 25.	Other Operating Expenses

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2012	2011	2010

Data processing fees	$359,818	$366,487	$355,520
Deposit products and services	98,315	87,449	124,374
Professional fees	272,897	355,681	280,918
Regulatory assessments	222,917	231,329	222,599
Advertising and marketing	51,766	59,830	63,119
Directors’ fees and expenses	107,802	72,264	67,477
Other operating expense	324,525	333,487	450,335

	$1,438,040	$1,506,527	$1,564,342

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Condensed Financial Statements of Parent Company

Following is parent company only financial information for Chino Commercial Bancorp.

Statements of Financial Condition

December 31, 2012 and 2011

Assets	2012	2011

Cash and cash equivalents	$320,030	$25,455
Investment in subsidiaries	11,319,660	10,586,424
Other assets	206,257	188,822

Total assets	$11,845,947	$10,800,701

Liabilities and Shareholders’ Equity

Subordinated note payable to subsidiary trust	$3,093,000	$3,093,000
Other liabilities	31,049	235,675

	3,124,049	3,328,675
Shareholders’ equity
Common stock	3,429,254	2,760,813
Retained earnings	5,221,375	4,631,609
Accumulated other comprehensive income	71,269	79,604

Total shareholders’ equity	8,721,898	7,472,026

Total liabilities and shareholders’ equity	$11,845,947	$10,800,701

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Condensed Financial Statements of Parent Company (Continued)

Statements of Income

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income:
Dividend from Chino Commercial Bank, N.A.	$—	$—	$—

Expense:
Interest expense	68,283	198,342	203,850
Salaries and benefits	39,495	38,924	42,059
Legal and professional fees	150,170	143,025	192,978
Other expense	24	801	5,829

Total expense	257,972	381,092	444,716
Loss before income taxes and equity in undistributed net income of subsidiary	(257,972)	(381,092)	(444,716)
Income tax benefit	(106,166)	(156,836)	(183,020)

	(151,806)	(224,256)	(261,696)

Equity in undistributed net income of subsidiary	741,572	665,657	566,997

Net income	$589,766	$441,401	$305,301

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 26.	Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Operating Activities
Net income	$589,766	$441,401	$305,301
Equity in undistributed income of subsidiary	(741,572)	(665,657)	(566,997)
Decrease (increase) in other assets	(17,434)	41,555	22,330
Increase (decrease) in other liabilities	(204,626)	155,630	4,839

Net cash used in operating activities	(373,866)	(27,071)	(234,527)

Financing Activities
Payments to repurchase and retire common stock	—	—	(462,422)
Proceeds from exercise of stock options	—	10,629	560,268
Proceeds from stock offering, net of capital raising costs	668,441	10,629	560,268

Net cash provided by financing activities	668,441	10,629	97,846

Net increase (decrease) in cash and cash equivalents	294,575	(16,442)	(136,681)

Cash and cash equivalents, beginning of year	25,455	41,897	178,578

Cash and cash equivalents, end of year	$320,030	$25,455	$41,897

Supplementary Information
Interest paid	$170,708	$104,501	$209,002

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The tables below present information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. No liabilities were measured at fair value at December 31, 2012 and 2011.

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

Financial assets measured at fair value on a recurring basis include the following:

Securities Available for Sale. The securities classified as available for sale at December 31, 2012, are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements (Continued)

Fair value measurements using fair value hierarchy

The table below presents the balance of investment securities available for sale at December 31 the fair value of which is measured on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Securities Available for Sale
At December 31, 2012
Municipal bonds	$—	$796,916	$—	$796,916
Mortgage-backed securities	—	1,552,404	—	1,552,404

Total	$—	$2,349,320	$—	$2,349,320

At December 31, 2011
Municipal bonds	$—	$796,098	$—	$796,098
Mortgage-backed securities	—	2,176,322	—	2,176,322

Total	$—	$2,972,420	$—	$2,972,420

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2012
Impaired loans (collateral dependent), net of allowance	$—	$1,438,534	$—	$1,438,534

Total	$—	$1,438,534	$—	$1,438,534

At December 31, 2011
Impaired loans (collateral dependent), net of allowance	$—	$1,666,778	$—	$1,666,778
Foreclosed assets	—	439,317	—	439,317

Total	$—	$2,106,095	$—	$2,106,095

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements (Continued)

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

Impaired loans that are not collateral-dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since projected cash flows are discounted to present value using a rate that is not reflective of current market conditions, the determination of impairment of non-collateral dependent loans is not a fair value measurement; thus, such loans are excluded from the fair value measurement disclosure.

At December 31, 2012, the Company had seven impaired loans that are measured for impairment on a non-recurring basis. Management measured for impairment using the fair value of the collateral for collateral dependent loans, which had a carrying amount of $1,497,868, with a valuation allowance of $59,334 at December 31, 2012. Other impaired loans at December 31, 2012 are not collateral dependent and therefore are measured for impairment using non-fair value measurement.

At December 31, 2011, impaired loans had a carrying amount of $3,605,142, with a valuation allowance of $108,746.

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements (Continued)

Foreclosed Assets (continued)

At December 31, 2012, the Company has no foreclosed assets. At December 31, 2011, the Company had one foreclosed asset (a real property) that was measured for impairment on a non-recurring basis. Management used Level 2 inputs to determine the fair value.

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Discount rates on loans can vary significantly depending on the risk profile of the loan and the borrower’s deposit relationship with the Company. Accordingly, the fair value estimates may not be realized in the immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements (Continued)

Fair Value of Financial Instruments (continued)

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31 are as follows:

		Fair Value at December 31, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$19,988,280	$19,988,280	$—	$—	$19,988,280
Interest-bearing deposits with other banks	17,417,000	—	17,165,033	—	17,165,033
Investment securities available for sale	2,349,320	—	2,349,320	—	2,349,320
Investment securities held to maturity	4,606,626	—	4,795,566	—	4,795,566
Stock investments	623,200	—	—	623,200	623,200
Loans, net	60,351,125	—	1,438,534	59,267,904	60,706,438
Accrued interest receivable	286,812	—	286,812	—	286,812
Bank owned life insurance	1,887,304	—	1,887,304	—	1,887,304
Trups common securities	93,000	—	93,000	—	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$48,822,963	$48,822,963	$—	$—	$48,822,963
Interest-bearing deposits	53,327,671	—	53,336,948	—	53,336,948
Accrued interest payable	35,674	—	35,674	—	35,674
Subordinated Debentures	3,093,000	—	3,093,000	—	3,093,000

Chino Commercial Bancorp

Notes to Consolidated Financial Statements

Note 27.	Fair Value Measurements (Continued)

Fair Value of Financial Instruments (continued)

		Fair Value at December 31, 2011 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$17,524,054	$17,524,054	$—	$—	$17,524,054
Interest-bearing deposits with other banks	13,339,252	—	13,345,914	—	13,345,914
Investment securities available for sale	2,972,420	—	2,972,420	—	2,972,420
Investment securities held to maturity	9,652,630	—	9,860,534	—	9,860,534
Stock investments	667,700	—	—	667,700	667,700
Loans, net	55,235,841	—	1,666,778	53,606,417	55,273,195
Accrued interest receivable	275,976	—	275,976	—	275,976
Bank owned life insurance	1,819,191	—	1,819,191	—	1,819,191
Trups common securities	93,000	—	93,000	—	93,000

Financial liabilities:
Deposits
Non-interest bearing demand deposits	$47,188,644	$47,188,644	$—	$—	$47,188,644
Interest-bearing deposits	50,914,914	—	50,926,890	—	50,926,890
Accrued interest payable	139,646	—	139,646	—	139,646
Subordinated Debentures	3,093,000	—	3,093,000	—	3,093,000

Note 28.	Subsequent Event

On January 23, 2013, the Company announced that the Board of Directors approved the filing of Form 15 with the Securities and Exchange Commission ("SEC") to voluntarily deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934 ("the Exchange Act") pursuant to the provisions of the Jumpstart Our Business Startups Act (the "JOBS Act"). The Company filed Form 15 on January 23, 2013 and expects deregistration to become effective 90 days after filing, subject to certain additional SEC filings including an additional Form 15 under Section 15(d) of the Exchange Act. The Form 15 filing will allow the Company to suspend its periodic reporting obligations, including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control

There were no significant changes in the Company's internal control over financial reporting or in other factors in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “ELECTION OF DIRECTORS” in the Company’s proxy statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2012 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Item 15: Exhibits

(a)	Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Chino Commercial Bancorp[1]
3.2	Bylaws of Chino Commercial Bancorp[1]
10.1	2000 Stock Option Plan[1]
10.2	Chino Commercial Bank, N.A. Salary Continuation Plan[1]
10.3	Salary Continuation and Split Dollar Agreements for Dann H. Bowman[1]
10.4	Employment Agreement for Dann H. Bowman[2]
10.5	Salary Continuation and Split Dollar Agreements for Roger Caberto[1]
10.6	Item Processing Agreement between the Bank and InterCept Group[1]
10.7	Data Processing Agreement between the Bank and InterCept Group[1]
10.8	Indenture dated as of October 27, 2006 between U.S. Bank National Association, as Trustee and Chino Commercial Bancorp as Issuer3[3]
10.9	Amended and Restated Declaration of Trust of Chino Statutory Trust I, dated as of October 27, 2006[3]
10.10	Guarantee Agreement between Chino commercial Bancorp and U.S. Bank National Association dated as of October 27, 2006[3]
10.11	Amendment to Salary Continuation Agreement for Dann H. Bowman[4]
10.12	Amendment to Salary Continuation Agreement for Roger Caberto[4]
11	Statement Regarding Computation of Net Income Per Share[5]
21	Subsidiaries of Registrant[6]
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

1 Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 3, 2006.

2 Filed as Exhibit 10.4 to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on August 13, 2012.

3 Filed as an exhibit of the same number to the Company’s Form 10-QSB for the quarter ended September 30, 2006.

4 Filed as an exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2009.

5 Computation of earnings per share is incorporated by reference to Note 9 to the Consolidated Financial Statement included herein.

6 Filed as an exhibit of the same number to the Company’s Form 10-K/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 1, 2013	CHINO COMMERCIAL BANCORP

	By:	/s/Dann H. Bowman
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

Signature	Title	Date

/s/Dann H. Bowman	Director, President, and	April 1, 2013
Dann H. Bowman	Chief Executive Officer
(Principal Executive Officer)

/s/ Bernard Wolfswinkel	Chairman of the Board, Director	April 1, 2013
Bernard Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board,	April 1, 2013
H. H. Kindsvater	Director

/s/Linda Cooper	Director	April 1, 2013
Linda Cooper

/s/Michael Di Pietro	Director	April 1, 2013
Michael Di Pietro

/s/Richard Malooly	Director	April 1, 2013
Richard Malooly

/s/Thomas Woodbury	Director	April 1, 2013
Thomas Woodbury, D.O.

/s/Jeanette Young	Director and Corporate	April 1, 2013
Jeanette Young	Secretary

