Form 10-K/A
period 2012-12-31
Chino Commercial Bancorp
filed 2013-04-22
CIK 1365794

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

As of March 25, 2013, there were 833,280 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Chino Commercial Bancorp (the “Company”) is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on April 1, 2013 (the “Original Filing”) for the purpose of including the information required by these Items due to the fact that the Company's definitive proxy statement for the 2013 annual meeting of shareholders will not be filed with the SEC pursuant to SEC Regulation 14A on or before April 30, 2013 and therefore will not be incorporated by reference. This filing also corrects an error concerning in the number of shares issued and outstanding reported on the cover page of the Original Filing. In connection with this Amendment No. 1, the Company is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Solely for this reason, the Company also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-K filed on April 1, 2013 and we have not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

TABLE OF CONTENTS

PART III		1

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1
ITEM 11.	EXECUTIVE COMPENSATION	7
ITEM 12.	MARKET FOR REGISTRANT’S COMMON EQUITY,
	RELATED STOCKHOLDER MATTERS, AND ISSUER
	PURCHASERS OF EQUITY SECURITIES	11
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	11
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	12

PART IV		13

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	13

SIGNATURES		14

Exhibit 31.1 – Certification of Chief Executive Officer (Section 302 Certification)
Exhibit 31.2 – Certification of Chief Financial Officer (Section 302 Certification)
Exhibit 32 – Certification of Periodic Financial Report (Section 906 Certification)

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

				Common Stock Beneficially Owned on March 25, 2013
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age	Director Since	Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Dann H. Bowman President, Chief Executive Officer and Director	President and Chief Executive Officer, Chino Commercial Bancorp and Chino Commercial Bank, N.A.	54	2006 (2000)[5]	93,414	[6,7]	7,500	12.00%
Linda M. Cooper Director	President, Inland Empire Escrow, Inc.	66	2006 (2000)[5]	17,389	[8]	–	2.09%
Michael A. Di Pietro Director	Owner, Michael Di Pietro, C.P.A.	58	2012 (2012)[5]	190		–	0.02%
H. H. Corky Kindsvater Vice Chairman of the Board	Retired (formerly Chief Executive Officer, Hillview Acres Foster Home)	75	2006 (2000)[5]	11,700		–	1.40%
Richard G. Malooly Director	Owner, Re/Max Realty 100 (Diamond Bar)	74	2006 (2000)[5]	21,067		–	2.53%

1 All offices held apply to both Chino Commercial Bancorp and Chino Commercial Bank, N.A. unless otherwise indicated. The business address of each of the directors and executive officers is 14245 Pipeline Avenue, Chino, California 91710.

2 Except as otherwise noted, may include shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); shares held in "street name" for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which such person is the sole beneficiary and has pass-through voting rights and investment power.

3 Represents option shares which are vested pursuant to the Company’s Stock Option Plan. (See “Item 11 − EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ – Compensation of Directors.”)

4 This percentage is based on the total number of shares of our common stock outstanding, plus, for each person or for the directors and executive officers collectively, the number of option shares which are vested pursuant to the Company’s Stock Option Plan. (See “Item 11 − EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ – Compensation of Directors.”)

5 Year first elected or appointed a director of Chino Commercial Bank, N.A.

6 Includes 16,987, 5,516 and 6,793 shares allocated to the accounts of Mr. Bowman, Ms. Pender and Mr. Caberto, respectively, pursuant to the Company’s 401(k) Plan, as to which shares these individuals have pass-through voting rights and investment power.

7 Includes 7,469 shares held by Mr. Bowman’s spouse in an IRA or 401(k) plan account, as to which shares Mr. Bowman has neither voting nor investment power.

8 Includes 5,250 shares held by the Inland Empire Escrow, Inc. 401(k) Profit Sharing Plan and Trust of which Mrs. Cooper is the trustee; and 1,050 shares held by Mrs. Cooper as trustee for seven grandchildren; as to all of which shares Mrs. Cooper has sole voting and investment power.

(Table and footnotes continued on following page.)

				Common Stock Beneficially Owned on March 25, 2013
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age	Director Since	Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Bernard J. Wolfswinkel Chairman of the Board	Retired (formerly Sales Manager and Public Relations Representative, Western Waste Industries)	80	2006 (2000)[5]	29,171	[9]	–	3.50%
Thomas A. Woodbury, D.O. Director	Family Practice Physician and Surgeon (Inland’s Physician Service)	54	2006 (2000)[5]	75,685	[10]	–	9.08%
Jeanette L. Young Director and Corporate Secretary	Realtor, Windermere Real Estate	61	2006 (2000)[5]	12,805		–	1.54%
Sandra F. Pender Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer, Chino Commercial Bancorp and Chino Commercial Bank, N.A.[11]	67	n/a	7,453	[6]	–	0.89%
Roger Caberto Senior Vice President and Chief Credit Officer, Chino Commercial Bank, N.A.	Senior Vice President and Chief Credit Officer, Chino Commercial Bank, N.A.	67	n/a	7,513	[6]	–	0.90%
Directors and Executive Officers as a Group (10 persons)				276,387	[6]	7,500	33.76%

(Certain footnotes appear on previous page.)

9 Includes 75 shares held by Mr. Wolfswinkel as trustee for his grandchildren, as to which shares Mr. Wolfswinkel has sole voting and investment power; and 1,120 shares held by Mr. Wolfswinkel’s spouse as separate property, as to which shares Mr. Wolfswinkel has neither voting nor investment power.

10 Includes 4,950 shares held by Inland Physician’s Services, Inc., of which Dr. Woodbury is a 50% owner, as to which shares he has sole voting and investment power; 5,381 shares held in a profit sharing fund for which Dr. Woodbury is trustee and has sole voting and investment power; and 150 shares held by Dr. Woodbury’s spouse as separate property, as to which shares Dr. Woodbury has neither voting nor investment power. Also includes 9,269 shares held in a margin account by Dr. Woodbury together with his adult son, as to which shares Dr. Woodbury has shared voting and investment power.

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

Dann H. Bowman has served as President, Chief Executive Officer and a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. Mr. Bowman has been a commercial banker for more than 35 years. As an active member of the local community, he also serves on the Board of Trustees of San Antonio Community Hospital in Upland, and has been a member of the Kiwanis Club for 22 years. Mr. Bowman served on the Board of Directors of the Federal Reserve Bank of San Francisco from 2007 to 2011. He was previously an active member of the Inland Empire Chapter of the Robert Morris Associates (“RMA”), an organization dedicated to the enhancement of the banking and thrift industry through the provision of education, financial analysis and networking opportunities to its members. Mr. Bowman served on the Board of the local RMA for four years and is a past Chairman of the American Red Cross, Inland Valley Chapter. He is a graduate of California State University, San Bernardino.

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

Michael A. Di Pietro was appointed as a director of Chino Commercial Bank in February 2012 and of Chino Commercial Bancorp in March 2012. He is a practicing CPA with offices in Pasadena and Monrovia, and brings extensive auditing experience and professional qualifications to the Board of Directors. Mr. Di Pietro owns a successful Auditing and Financial Services firm, which also specializes in small business tax planning. His practice covers Pasadena, Monrovia and the Inland Empire. Mr. Di Pietro received two consecutive Quantum Leap awards for growth in his industry. He has considerable experience as a board member with civic organizations as well as professional associations and trade groups. Mr. Di Pietro also serves as treasurer for other non-profit organizations such as the Right to Life League of Southern California, and Nutrition and Education International (a humanitarian outreach organization operating out of Afghanistan).

H. H. Corky Kindsvater is a resident of Apple Valley, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. Mr. Kindsvater has served as the Chairman of the Audit Committee since 2000. He is retired from serving as the Chief Executive Officer of Hillview Acres, a foster home located in Chino, California. Mr. Kindsvater was the director of Hillview Acres from 1977 until he retired in 2004. During his 27 year tenure at Hillview Acres, Mr. Kindsvater also worked as the Chief Executive Officer of the Christian Adoption and Family Services in Los Angeles and as Vice President of Human Services Insurance in Upland, California. He was previously a member of the Child Welfare League of America, the California Association of Children’s Homes, and the National Christian Child and Family Services Association. Mr. Kindsvater is a past member of the National Association of Homes for Children, the California Association of Services to Children, the California Association of Group Homes, and the Southwest Association of Executives of Homes for Children. He is a charter member and past President of the New Mexico Association of Homes for Children. Mr. Kindsvater is well known and well recognized for innovative and creative programming for child welfare. He has been an instructor of Research Design and Program Evaluation for the California Christian Institute. Mr. Kindsvater is a sought-after presenter and has made major presentations to the University of North Carolina, Group Child Care Consultants, National Association of Homes for Children, Christian Child Care Conference, Child Welfare League of American, California Association of Services for Children, National Conference of the Salvation Army, National Protestant Health and Welfare Assembly, and the North American Association of Christians in Social Work. He graduated from the University of New Mexico with a Bachelor’s degree in Social Work. Mr. Kindsvater received a Master’s degree in Marriage, Child and Family Counseling and a Master’s degree in Social Work from the California Christian Institute.

Richard Malooly is a long time resident of Diamond Bar, California, a community adjacent to Chino, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. Mr. Malooly has served on the Audit Committee and the Directors’ Loan Committee for over 12 years, and has been Chairman of the Compliance Committee since 2011. He is a real estate broker and owner of Re/Max Reality 100 and of Platinum Hills Escrow, both in Diamond Bar. Previously, Mr. Malooly served as Chief Executive Officer of Heritage Mortgage, a mortgage brokerage operation formed in 1994. He obtained a real estate broker’s license in 1975 and has spent his career in real estate. Mr. Malooly opened Gallery of Homes, Malooly Realty, in 1974 and in 1984 he opened the Re/Max Realty 100 office in Diamond Bar. In 1988 he earned the Graduate Realtors Institute (GRI) designation and in 1989 he earned the Certified Residential Specialist (CRS) designation. Mr. Malooly began his real estate career in 1972 following eight years of operating the Diamond Bar Golf Course Restaurant and Banquet facility. He has served as President of the Hacienda Rowland Diamond Bar Board of Realtors, a realty board with over 1,000 members, and is a past President and board member of the Diamond Bar Chamber of Commerce. In 2005 he became President of the Tri-Counties Association of Realtors and he currently serves on its Professional Standards Committee. Mr. Malooly was bestowed an Honorary Life Member award by the Hacienda Rowland Diamond Bar Board of Realtors in 1995.

Bernard J. (Bernie) Wolfswinkel is a resident of Ontario, California. Mr. Wolfswinkel has served as Chairman of the Board of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. He is also a member of the Audit Committee, has served on the Directors’ Loan Committee since 2011, and is an ex officio member of all Board Committees. Mr. Wolfswinkel brings a high degree of professionalism to the position of Chairman, and has the full support of the Board and Management. Having retired as sales manager for Western Waste Industries, he is well known and respected within the Chino and Ontario communities. Being retired, Mr. Wolfswinkel is able to devote significant amounts of time to the Company’s affairs, both in the attending and chairing of meetings, as well as meeting with Management to discuss topics requiring attention. He has been active in community service activities throughout his life, including volunteering for many years with the Chino Medical Center. Mr. Wolfswinkel has been involved with the Kiwanis organization since 1967 and the Chino Kiwanis Club where he served as Secretary in 1981-82, President in 1986-87, and Lieutenant Governor of Division 15 in 1998-99. He served as chairman of the Kiwanis annual fund raiser for more than 15 years and was named Kiwanian of the Year by Division 15 in 1991 and received life membership from the local club at the District and International levels. Mr. Wolfswinkel was nominated for the California Parks and Recreation Society Layman’s Award in 1992. He co-chaired a major fund raising effort to establish the Chino Community Theater and has served as chairman for Salem Christian Home “Country Faire” since 1991. In 1998, Mr. Wolfswinkel received the prestigious Dunlap Foundation Award; the Dunlap Foundation supports the following youth organizations: Key Club, Circle K, Kiwins, and K Kids.

Thomas A. Woodbury, D.O. is a resident of Rancho Cucamonga, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. In addition Dr. Woodbury serves on the Audit Committee, and is Chairman of the Company’s Compensation Committee. Dr. Woodbury is a Physician and Surgeon licensed by the Osteopathic Medical Board of California. He became licensed as an osteopathic physician in 1990. He is a Family Practice Physician with a specialty in geriatric medicine. Dr. Woodbury has been associated with the Inland Physician Service since 1993 as a physician and a 50% owner. He is also a physician and 50% owner of Physician Management Services and Inland Region Medical Group. Dr. Woodbury obtained a Bachelor of Science degree from Brigham Young University in Provo, Utah and received a Doctor of Osteopathy (D.O.) degree from the College of Osteopathic Medicine of the Pacific in Pomona, California.

Jeanette L. Young is a resident of Chino Hills, California, and has been a director of Chino Commercial Bank and of Chino Commercial Bancorp since their formations in 2000 and 2006, respectively. Mrs. Young has served as the Bank’s Corporate Secretary for ten years. She was raised in Chino and has been a real estate agent in Chino for the past 32 years. Mrs. Young has been a realtor with Windermere Real Estate in Chino Hills since October 2010, and was previously a realtor with Century 21 King in Chino. She obtained her real estate license in 1982 from the State of California, Department of Real Estate. As a Realtor in the Chino Valley for 31 years, Mrs. Young is well known and respected in the community and the local real estate industry. She is an active member of the Chino Kiwanis Club as well as other volunteer organizations, and was recently appointed to the board of the Let It Be Foundation. In addition to her knowledge of the real estate business, Mrs. Young provides insight as to the condition of the real estate market in general, as well as additional input regarding specific areas or properties. She has been instrumental in referring a number of new customers to the Bank, and is an excellent ambassador of the Bank to the community.

Regulatory Matters. Effective March 1, 2012, all of the Bank’s directors (including the President) and its Chief Credit Officer entered into stipulations with the OCC concerning certain alleged violations of insider lending laws and regulations in which the OCC alleged, and the individuals neither admitted nor denied, that (i) the Board failed to provide proper oversight to ensure compliance with such laws and regulation and approved loans to insiders which involved more than the normal risk of repayment or presented other unfavorable features, (ii) two current directors received such loans; (iii) the President additionally approved numerous impermissible overdrafts on accounts of a former director and/or his related interests, and (iv) the Chief Credit Officer failed to prevent such overdraft activity. In connection with the stipulations, directors Kindsvater, Malooly, and Wolfswinkel paid civil monetary penalties of $500 each; director Cooper paid $1,000; director Young paid $750; the Chief Credit Officer paid $2,500, and the President paid $7,500. The individuals acknowledge that impermissible overdraft activity occurred but do not concur with the remaining allegations. With respect to the overdraft activity, no overdraft fees were ever waived, no overdrafts were charged off, safeguards have been implemented to prevent any such activity in the future, and the Bank suffered no loss or harm. The stipulations concluded this matter with the OCC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2012 fiscal year, no director, executive officer or beneficial owner of 10% or more of the Company’s common stock failed to file, on a timely basis, reports required during or with respect to 2012 by Section 16(a) of the Securities Exchange Act of 1934, as amended, except Dr. Woodbury, who failed to timely file six reports concerning six small purchases.

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

DIRECTOR NOMINATION PROCEDURES

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors since the date of the Company’s last proxy statement (April 25, 2012).

AUDIT COMMITTEE

General. The Board of Directors has, among others, a standing Audit Committee, consisting of directors Kindsvater (Chairman), Cooper, Di Pietro, Malooly, Wolfswinkel, Woodbury, and Young, each of whom is an independent director as defined by the rules of Nasdaq. No member of the Audit Committee, other than in his or her capacity as a member of the Board of Directors or the Audit Committee, may accept any consulting, advisory or other compensatory fee from the Company. The purpose of the Audit Committee, which met four times during 2012, is to review the reports of the outside auditors of the Company in order to fulfill the legal and technical requirements necessary to protect the directors, shareholders, employees and depositors of the Company. In addition, it is the responsibility of the Audit Committee to select the Company’s independent accountants and to make certain that the independent accountants have the necessary freedom and independence to examine all Company records. The Audit Committee also reviews the scope of independent and internal audits and assesses the results. Each February, the Audit Committee reviews the results of the independent public accountants’ audit before the earnings report is released publicly. The Audit Committee periodically reviews the Company’s accounting and financial operations, including the adequacy of the Company’s financial and accounting personnel, and is responsible for pre approving all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions. The Audit Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit and accounting related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code. While the Board believes that each member of the Audit Committee is highly qualified to discharge his or her duties, the Board has not designated any particular member of the Audit Committee as an “audit committee financial expert” under the SEC’s rules.

Audit Committee Charter. The Board of Directors has adopted an Audit Committee charter, which outlines the purpose of the Audit Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”

Audit Committee Report. The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2012. The committee has discussed with the Company’s independent public accountants, which are responsible for expressing an opinion on the conformity of the Company's audited financial statements with generally accepted accounting principles, the matters required to be discussed by Statement on Auditing Standards No. 114, including their judgments as to the quality of the Company’s financial reporting. The committee has received from the independent public accountants written disclosures and a letter as required by the Independence Standards Board, Standards No. 1, as amended, and discussed with the independent public accountants the firm’s independence from management and the Company. In considering the independence of the Company’s independent public accountants, the committee took into consideration the amount and nature of the fees paid the firm for non-audit services, as described in Item 14 below.

In reliance on the review and discussions described above, the committee recommends to the Board of Directors that the year-end audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Submitted by:
H. H. Kindsvater, Chairman
Linda M. Cooper	Bernard J. Wolfswinkel
Richard G. Malooly	Thomas A. Woodbury, D.O.
Jeanette Young

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Executive Compensation Information

The following table sets forth certain summary compensation information with respect to the Company’s Chief Executive Officer and its only other executive officers whose total compensation for the fiscal year ended December 31, 2012 exceeded $100,000 (the “Named Executive Officers”):

Summary Executive Compensation

Name and Principal Position	Year	Salary[1]	Bonus	Non-Equity Incentive Plan Compensation[2]	Option Awards	All Other Compensation[3]	Total
Dann H. Bowman	2012	$168,000	–	$38,320	–	$24,678	$230,998
President and	2011	168,000	–	31,353	–	25,518	224,871
Chief Executive Officer

Sandra F. Pender	2012	109,140	$6,000	–	–	4,703	119,843
Senior Vice President	2011	102,000	6,000	–	–	4,080	112,080
and Chief Financial Officer

Roger Caberto	2012	118,000	6,000	–	–	20,342	144,342
Senior Vice President	2011	110,000	6,000	–	–	13,743	129,743
and Chief Credit Officer

Grants of Plan-Based Awards; Option Exercises and Stock Vested

No options were granted to or exercised by the Named Executive Officers during 2012. No information is provided concerning stock awards, as the Named Executive Officers did not have any stock awards as of December 31, 2012.

1 Salary figures include amounts deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made. The Company’s policy, for employees with more than 1,040 hours of service per year, is to match 100% of employee contributions which do not exceed 3% of such employee’s annual compensation, and 50% of employee contributions which exceed 3% but do not exceed 5% of such employee’s annual compensation, which contributions also vest immediately when made. Participants have discretion to invest their 401(k) account funds in a variety of investment alternatives, including shares of the Company’s common stock.

2 The non-equity incentive plan compensation for Mr. Bowman was based on the formula in his employment agreement (see “Employment Agreement”).

3 Consists of employer contributions to these individuals’ accounts pursuant to the 401(k) Plan; salary continuation agreement accruals (which include split dollar benefit accruals) expensed by the Company for Messrs. Bowman and Caberto (see “Salary Continuation Agreements”); and an automobile allowance or the taxable benefit value of the use of a Company-owned automobile and term life insurance premiums for Mr. Bowman. Salary continuation agreement accruals for Messrs. Bowman and Caberto were $16,580 and $15,624, respectively, for 2012; and $15,003 and $9,103, respectively, for 2011. Mr. Caberto reached his retirement age in November 2010 and began receiving payments under his salary continuation agreement in April 2011 (retroactive to November 2010), which payments totaled $32,000 and $21,333 in 2012 and 2011, respectively. No amount is shown in the table for such payments in order to avoid double-entering benefits under this agreement. All amounts paid were previously accrued for and the accruals have been reflected in the Company’s summary compensation tables for the appropriate years. All other amounts described herein were less than $10,000 per individual per year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding stock options, which were the only form of equity awards held by each of the Named Executive Officers as of December 31, 2012:

Outstanding Equity Awards at Fiscal Year-End1

Name	Number of Shares Underlying Unexercised Options – Exercisable	Number of Shares Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Dann H. Bowman	1,226	–	$8.67	02/19/13
	7,500	–	11.83	06/30/13
Sandra F. Pender	–	–	n/a	n/a
Roger Caberto	–	–	n/a	n/a

Employment Agreement

The Company entered into an Employment Agreement (the “Agreement”) with Dann H. Bowman for a term of three years commencing July 1, 2012, to replace his previous employment agreement which expired on that date. The terms of the new employment agreement are substantially similar to those of the previous contract, and specify an annual base salary of $176,000 for the first year, $185,000 for the second year and $194,400 for the third year of the term. However, for 2012, Mr. Bowman voluntarily elected to continue to receive his then existing salary of $168,000 per year despite the increase reflected in the Agreement, and this lower amount is still currently in effect. Under the Agreement, Mr. Bowman is also entitled to an incentive bonus equal to 5% of the Company’s after-tax profits, discretionary bonuses, use of a company automobile, expense reimbursement, and customary medical insurance coverage. In the event Mr. Bowman’s employment is terminated without cause, the Agreement provides for a lump sum payment equal to the lesser of eighteen months’ severance pay or the balance due under the Agreement, but in no event less than six months’ salary, plus continuation of insurance benefits for up to 90 days following termination; and if such termination occurs within 60 days of the end of a fiscal year, the Board must consider payment of a pro rata bonus. If Mr. Bowman is terminated or constructively terminated in connection with or following a merger or defined change in control, the Agreement provides for the same benefits as in the case of actual termination without cause described above.

Salary Continuation Agreements

The Company entered into a salary continuation agreement with Mr. Bowman in 2004 which provides an annual benefit of $44,000 per year for ten years commencing at age 65, provided he remains employed by the Company until that time. The agreement was amended effective December 31, 2008 to comply with the provisions of Section 409A of the Internal Revenue Code. In the event of death prior to retirement while still employed by the Company, his beneficiary will receive a lump sum death benefit in the amount of approximately $318,000; and (ii) in the event of a merger or change in control as defined in the agreement, if Mr. Bowman is actually or constructively terminated in connection with or within one year following such event, he will be fully vested in his retirement benefits. However, the amount of any benefits to be paid under Mr. Bowman’s salary continuation agreement in the event of a merger or other change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code. All benefits would cease in the event of termination for cause, and if Mr. Bowman’s employment were to end due to disability, voluntary termination or termination without cause, he would receive an annual retirement benefit based on the percentage of total retirement benefits which had vested under his agreement as of the termination date. Such benefits vest at the rate of 14% per year beginning in February 2005 in the case of disability or termination without cause; and at the rate of 0% for the first five years, and 14% per year beginning in February 2010 in the case of voluntary termination. In addition, in accordance with a split dollar agreement entered into simultaneously with the salary continuation agreement, in the event of death after retirement, Mr. Bowman’s beneficiary would still receive the full lump sum death benefit in addition to all retirement benefits paid at the time of death, except that if the amounts being paid under the salary continuation agreement represented only a portion of the total benefits due thereunder because the benefits were not fully vested, then the amount of the death benefit would be proportionally adjusted to reflect the same percentage as the proportion of salary continuation payments being made at the time of death.

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

The Company also entered into a salary continuation agreement and split dollar agreement with Roger Caberto in 2004, containing the same material terms as Mr. Bowman’s salary continuation agreement, except that (i) the amount of the annual benefits for Mr. Caberto will be $32,000; and (ii) the amount of the lump sum death benefit (subject to adjustment as described above) will be approximately $231,000. Mr. Caberto was fully vested in October 2010 due to reaching his retirement age, and began receiving benefits under his agreement in April 2011 (retroactive to November 1, 2010) even though still employed. Mr. Caberto’s agreement was also amended effective December 31, 2008 to comply with the provisions of Section 409A of the Internal Revenue Code.

The Company accrues monthly for the post-retirement benefit obligations under the salary continuation agreements in a systematic and orderly way using an appropriate discount rate. The Company also purchased single premium life insurance policies when the salary continuation agreements were originally established, in part to provide tax advantaged income to offset the annual cost of the accruals. These policies name the Bank as beneficiary, and the proceeds or cash surrender value of the policies will ultimately reimburse the Company for its original investments in the policies, as well as for payments made under the salary continuation agreements. The amounts expensed for the Named Executive Officers for the salary continuation agreements in 2012 and 2011, which are set forth in the Summary Compensation Table in “Summary Executive Compensation Information” above, were more than offset by such tax advantaged income.

Compensation of Directors

In 2012, non-employee directors received $900 per month, and the Chairman, Vice Chairman and Secretary of the Board received $1,250, $1,150 and $1,000 per month, respectively, for their service on the Board of Directors. In addition, all non-employee directors receive $120 per Board meeting attended, plus $120 per meeting for attendance at each meeting of a Board committee of which they are a member.

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2012. Compensation paid to Mr. Bowman, who is also a Named Executive Officer, is set forth above in the various sections concerning compensation paid to Named Executive Officers.

Summary Director Compensation

Name	Fees Earned or Paid in Cash	Total
Linda M. Cooper	$12,360	$12,360
Michael A. Di Pietro[1]	10,920	10,920
H. H. Corky Kindsvater	19,320	19,320
Richard G. Malooly	15,360	15,360
Bernard J. Wolfswinkel	20,400	20,400
Thomas A Woodbury, M.D.	12,840	12,840
Jeanette L. Young	13,680	13,680

1 Mr. Di Pietro was appointed as director on March 15, 2012.

No stock options were granted to or exercised by the non-employee directors in 2012. As of December 31, 2012 directors Cooper, Malooly and Young held fully exercisable stock options expiring in February 2013 to purchase 1,226 shares each; the remaining non-employee directors had no outstanding options. Information concerning stock options held by Mr. Bowman, who is also a Named Executive Officer, is set forth above under “Outstanding Equity Awards at Fiscal Year-End.”

COMPENSATION COMMITTEE

General. The Board has a Compensation Committee, of which directors Woodbury (Chairman), Malooly and Wolfswinkel are members. All of the members of the Compensation Committee are “independent” under the Nasdaq rules. The primary functions of the Compensation Committee, which met once during 2012, are to (i) oversee and make recommendations to the Board of Directors concerning the compensation of the Chief Executive Officer; (ii) consider and make recommendations to the Board of Directors concerning compensation for non-employee directors, as well any incentive compensation plans and equity-based plans in which directors and Chief Executive Officer may participate; (iii) evaluate the performance of our Chief Executive Officer in light of our goals and objectives, and make recommendations to the Board of Directors concerning the Chief Executive Officer’s compensation levels based on this evaluation, consistent with the terms of such employment agreement as may approved by the Board of Directors and be in effect from time to time; (iv) annually review and make recommendations to the Board concerning the compensation arrangements for the Chief Executive Officer; and (v) review and make recommendations to the Board concerning any employment agreements, salary continuation agreements or other contractual arrangements with any officers. The Committee also has ultimate responsibility for determining matters of interpretation with respect to the non audit or accounting related portions of our Code of Ethics and for making all final decisions concerning any disciplinary actions relating to those portions of the Code; and reviews compensation for all officers and staff on an annual basis.

Compensation Committee Charter. The Board of Directors has adopted a Compensation Committee charter, which outlines the purpose of the Compensation Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.chinocommercialbank.com” under the topic “Investor Relations.”

Compensation Committee Processes and Procedures. The Compensation Committee meets annually, in order to (i) review the performance and compensation of the Chief Executive Officer, and (ii) review the compensation of the Bank’s officers and staff. As part of its review, the Committee considers relevant market practices by reviewing the data on peer companies of similar size, growth potential and market area as reported in the results of an annual compensation and benefits survey conducted by the California Bankers Association, and other relevant materials. In determining the compensation for the Chief Executive Officer, the Committee has utilized the SNL Executive Compensation Review of banks and thrifts of similar asset size in order to set his compensation at levels competitive with the Company’s peer institutions. The Committee does not use compensation consultants in making its compensation decisions, and instead relies primarily on the peer group analyses discussed above. The last meeting of the committee was held in June 2012 to review the performance and compensation of the Company’s officers and staff.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	12,402	$10.58	–

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management knows of no person who owned beneficially more than 5% of the Company’s outstanding common stock as of March 25, 2013, except for Dann H. Bowman and Thomas A. Woodbury, D.O., each of whom is a member of the Board of Directors. Information concerning the stock ownership of the Company’s executive officers and directors is set forth in Item 10 above under “Identification of Directors and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Certain of the Company’s executive officers and directors and the companies with which they are associated have been customers of, and have had banking transactions with Chino Commercial Bank, N.A. (the “Bank”) in the ordinary course of the Bank’s business since January 1, 2012 and the Bank expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons not related to the Bank, and in the opinion of the Board of Directors, did not involve more than the normal risk of collectibility or present any other unfavorable features.

On September 6, 2011 the Company issued mandatorily convertible notes to certain directors in the aggregate principal amount of $65,000 in order to enable the Company to meet its cash flow needs for operating expenses without requiring the Bank to issue dividends pending a capital infusion from the Company’s stock offering which commenced in November 2011 and concluded in July 2012. The notes were interest-free and were converted into shares of common stock in the offering on a shareholder subscription rights basis on March 8, 2012, for an aggregate purchase of 13,169 shares on the same basis as for all other subscription rights subscribers.

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

Fees

The aggregate fees billed by Hutchinson and Bloodgood, LLP (“Hutchinson”), the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011, were as follows:

	2012		2011
Audit fees	$75,700		$75,700
Audit related fees	0		270	[1]
Tax fees	6,300		6,300
All other fees	4,642	[2]	12,952	[2]
Total	$86,642		$95,222

The services included under “All other fees” were not formally pre-approved by the Audit Committee; however, the Audit Committee members were notified before the services were performed and formal approval was obtained after the fact. The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining Hutchinson’s independence.

1 Consists of reimbursement for out-of-pocket expenses.

2 For 2012, consists of $3,180 relating to intercompany tax settlements, and $1,462 relating to loan grading decisions. For 2011, consists of $7,076 for services relating to a public stock offering, $5,126 relating to intercompany tax settlements, and $750 relating to OREO issues.

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

Dated: April 19, 2013	CHINO COMMERCIAL BANCORP
a California Corporation

	By:	/s/ Dann H. Bowman
Dann H. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra F. Pender
Sandra F. Pender
Senior President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dann H. Bowman	Director, President and	April 19, 2013
Dann H. Bowman	Chief Executive Officer
(Principal Executive Officer)

/s/Bernard J. Wolfswinkel	Chairman of the Board	April 19, 2013
Bernard J. Wolfswinkel

/s/ H. H. Kindsvater	Vice Chairman of the Board	April 19, 2013
H. H. Kindsvater

/s/ Linda M. Cooper	Director	April 19, 2013
Linda M. Cooper

/s/Michael A. Di Pietro	Director	April 19, 2013
Michael A. Di Pietro

/s/Richard G. Malooly	Director	April 19, 2013
Richard G. Malooly

Director
Thomas A. Woodbury, D.O.

/s/ Jeanette L. Young	Director and Corporate Secretary	April 19, 2013
Jeanette L. Young

